Form 10-K
period 2014-12-31
Inland Residential Properties Trust, Inc.
filed 2015-05-14
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES EXCHANGE ACT OF 1934
Contains only the financial statements for the fiscal year ended December 31, 2014

COMMISSION FILE NUMBER: 333-199129

Inland Residential Properties Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0966998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The Registrant’s registration statement on Form S-11, as amended (SEC File No. 333-199129), was declared effective February 17, 2015. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

While there is no established market for the registrant’s shares of common stock, the registrant currently is conducting an offering of its shares of common stock pursuant to a registration statement on Form S-11. In its primary offering, the registrant is selling shares of its Class A common stock for $25.00 per share, with discounts available for certain categories of purchasers and shares of its Class T common stock for $23.95 per share. There were no shares held by non-affiliates as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter). As of May 13, 2015, the registrant had 8,000 shares of Class A common stock, $0.001 par value, outstanding, all of which were held by an affiliate, and no outstanding shares of Class T common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

1

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

SPECIAL REPORT ON FORM 10-K

 INDEX

EXPLANATORY NOTE

On February 17, 2015, Inland Residential Properties Trust, Inc. (the “Company”) commenced its ongoing initial public offering for up to $1,190,000,000 in shares of common stock, consisting of up to $1,000,000,000 in shares in the Company’s primary offering and up to $190,000,000 in shares pursuant to the Company’s distribution reinvestment plan. The Company is offering to sell any combination of two classes of shares of its common stock, Class A shares and Class T shares, with a dollar value up to the maximum offering amount. A detailed description of the offering is included in the Registration Statement on Form S-11, as amended (SEC File No. 333-199129) (the “Registration Statement”).

Rule 15d-2 under the Securities Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, that upon effectiveness does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special report should be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Company’s Registration Statement did not contain the certified, year-end financial statements contemplated by Rule 15d-2; therefore, as required under the rule, the Company is hereby filing such certified financial statements with the Securities and Exchange Commission under cover of the facing page of an Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Inland Residential Properties Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Residential Properties Trust, Inc. and subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2014 and the period from December 19, 2013 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Residential Properties Trust, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and the period from December 19, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

May 14, 2015

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS

Cash and cash equivalents	$232,635	$500,000
Deferred offering costs	2,614,621	496,053
Other assets	19,867	—
Total assets	$2,867,123	$996,053

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable	$1,319,477	$344,428
Due to affiliates	1,532,667	481,936
Total liabilities	2,852,144	826,364

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 8,000 shares issued and outstanding	8	8
Additional paid in capital	199,992	199,992
Retained earnings (deficit)	(185,021)	(30,311)
Total stockholder’s equity	14,979	169,689
Total liabilities and stockholder’s equity	$2,867,123	$996,053

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations

	For the year ended December 31, 2014	For the period from December 19, 2013 (inception) through December 31, 2013

Expenses:
General and administrative expenses	$139,991	$—
Organization costs	14,719	30,311

Net loss	$(154,710)	$(30,311)

Net loss per common share, basic and diluted	$(19.34)	$(3.79)
Weighted average number of common shares outstanding, basic and diluted	8,000	8,000

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(A Maryland Corporation)

Consolidated Statement of Stockholder’s Equity

For the year ended December 31, 2014 and

the period from December 19, 2013 (inception) through December 31, 2013

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Total

Balance at December 19, 2013	—	$—	$—	$—	$—

Proceeds from offering	8,000	8	199,992	—	200,000
Net loss	—	—	—	(30,311)	(30,311)
Balance at December 31, 2013	8,000	8	199,992	(30,311)	169,689

Net loss	—	—	—	(154,710)	(154,710)
Balance at December 31, 2014	8,000	$8	$199,992	$(185,021)	$14,979

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

For the year ended December 31, 2014 and

the period from December 19, 2013 (inception) through December 31, 2013

	Year Ended December 31, 2014	Period from December 19, 2013 (inception) through December 31, 2013

Cash flows from operating activities:
Net loss	$(154,710)	$(30,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accounts payable	74,492	30,311
Due to affiliates	77,705	—
Net cash flows used in operating activities	(2,513)	—

Cash flows from financing activities:
Capital contribution	—	200,000
Advances from sponsor	—	300,000
Payment of offering costs	(264,852)	—
Net cash flows (used in) provided by financing activities	(264,852)	500,000

Net (decrease) increase in cash	(267,365)	500,000
Cash at beginning of period	500,000	—
Cash at end of period	$232,635	$500,000

Supplemental disclosure of noncash financing activities:

Accrued offering expenses	$1,853,716	$496,053

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2014

(1) Organization

Inland Residential Properties Trust, Inc. (the “Company”) was formed on December 19, 2013 to acquire and manage a portfolio of multifamily properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. Effective July 14, 2014, the Company changed its name from “Inland Retail Properties Trust V, Inc.” to “Inland Residential Properties Trust, Inc.” Inland Real Estate Investment Corporation (the “Sponsor”) is the sole stockholder of the Company. The Business Management Agreement as contemplated in the proposed registration statement (the “Business Management Agreement”) provides for Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of the Company, to be the Business Manager to the Company. The Company contemplates the sale of up to $1,000,000,000 of Class A and Class T common stock (“Shares”) at $25.00 and $23.95 per share, respectively, in an initial public offering (the “Offering”) to be registered with the Securities and Exchange Commission (the “Registration Statement”) and the issuance of up to $190,000,000 of Class A Shares at a purchase price of $23.75 per share, which may be distributed pursuant to the Company’s distribution reinvestment plan. No shares will be sold unless subscriptions for at least $2,000,000 (the minimum offering) have been obtained within one year after commencement of the Offering.

Upon the filing of the Company’s articles of amendment and restatement, the Company’s common stock will be converted into two classes, consisting of 320,000,000 shares of authorized Class A common stock, $.001 par value per share, and 80,000,000 shares of authorized Class T common stock, $.001 par value per share. In addition, the Company will declare that each share of common stock that was issued and outstanding immediately prior to the effective date of the amendment will be changed into one issued and outstanding share of Class A common stock. As a result, the 8,000 shares of common stock that the Sponsor owns as of December 31, 2014 will be converted into 8,000 shares of Class A common stock.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ending December 31, 2015 or the Company’s first year of material operations. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, make aggregate annual distributions (other than capital gain dividends) to the Company’s stockholders of at least 90% of the Company’s annual REIT taxable income (which does not equal net income as calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)), determined without regard to the deduction for dividends paid and excluding net capital gains, and meet certain tests regarding the nature of the Company’s income and assets. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to (1) certain state and local taxes on its income, property or net worth, and (2) U.S. federal income and excise taxes on its undistributed income, if any income remains undistributed. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable to qualification as a REIT if held

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements - Continued

December 31, 2014

directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to U.S. federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

The Company will provide the following programs to facilitate investment in the Company’s shares and to provide limited liquidity for stockholders.

The Company will provide existing stockholders with option to purchase additional shares from the Company by automatically reinvesting distributions through the distribution reinvestment plan (“DRP”), subject to certain share ownership restrictions. For participants in the DRP, distributions paid on Class A Shares and Class T Shares, as applicable, will be used to purchase Class A Shares. Class T Shares will not be issued pursuant to the DRP. Such purchases under the DRP will not be subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP and are made at a price of $23.75 per Class A Share.

The Company may purchase shares under the share repurchase program (“SRP”), if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP will come from proceeds that the Company receives from the distribution reinvestment plan.

The fiscal year-end of the Company is December 31.

(2)  Summary of Significant Accounting Policies

General

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements - Continued

December 31, 2014

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as Inland Residential Operating Partnership, L.P. (the “Operating Partnership”), of which the Company is the sole general partner. All intercompany balances and transactions have been eliminated in consolidation.

Offering and Organization Costs

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon closing. Formation and organizational costs are expensed as incurred. As of December 31, 2014 and 2013, deferred offering costs were $2,614,621 and $496,053, respectively. For the year ended December 31, 2014 and the period from December 19, 2013 (inception) through December 31, 2013, formation and organizational costs were $14,719 and $30,311, respectively.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and all short term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The account balance may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk will not be significant, as the Company does not anticipate the financial institutions’ non-performance.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of December 31, 2014, the Company had a deferred tax asset of approximately $74,000, for income tax purposes, for which a valuation allowance was recorded in the same amount due to the uncertainty of realization.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements - Continued

December 31, 2014

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. ASU No. 2014-09 is currently effective for financial statements issued for fiscal years and interim periods beginning after December 31, 2016. Early adoption is prohibited. In April 2015, the FASB voted to propose an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the company’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. The adoption of ASU 2014-08 will not have a material effect on the Company’s consolidated financial statements.

(3)  Income Tax

The Company had no uncertain tax positions as of December 31, 2014. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2014. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the year ended December 31, 2014 or for the period from December 19, 2013 (inception) through December 31, 2013. As of December 31, 2014, the tax returns for the calendar years 2014 and 2013 remains subject to examination by U.S. and various state and local tax jurisdictions.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements - Continued

December 31, 2014

(4)  Transactions with Related Parties

The Company’s Sponsor contributed $200,000 to the capital of the Company for which it received 8,000 shares of common stock. The Sponsor also advanced $300,000 in cash to the Company, which is included in due to affiliates, to partially fund formation, offering and organization costs.

As of December 31, 2014, the Company had incurred $2,659,651 of offering and organization costs. Pursuant to the terms of the Offering, the Business Manager will repay all offering and organization expenses (excluding selling commissions) in excess of 2.0% of the gross proceeds of the Offering or all offering and organization expenses (including selling commissions) which together exceed 10.75% of the gross offering proceeds from Class A Shares and 6.25% of the gross offering proceeds from Class T Shares, sold in the primary offering over the life of the Offering. In the event that the minimum offering is not successful, an affiliate of the Business Manager will bear the related costs of the Offering.

Certain compensation and fees payable to the Business Manager and its affiliates for services to be provided to the Company are limited to maximum amounts, as follows.

Offering Stage

Selling commissions	The Company will pay Inland Securities Corporation, an affiliate of the Business Manager, 6.0% of the sale price, or $1.50, for each Class A Share sold and 2.0% of the sale price, or approximately $0.48, for each Class T Share sold in the primary offering, subject to reduction for special sales and volume discounts. Inland Securities Corporation anticipates reallowing (paying) the full amount of the selling commissions to participating soliciting dealers.

Dealer manager fee	The Company will pay a dealer manager fee to Inland Securities Corporation equal to approximately $0.69 per Class A Share and approximately $0.66 per Class T Share, or 2.75% of the sale price of each Class A and Class T Share sold in the primary offering, subject to reduction for special sales. Inland Securities Corporation may reallow (pay) up to 1.375% of the price per share, out of this dealer manager fee, to participating soliciting dealers.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements - Continued

December 31, 2014

Acquisitions and Operations Stage

Acquisition fees	The Company will pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price” of each property and real estate-related asset the Company acquires.

Acquisition expenses	The Company will reimburse the Business Manager, Inland Residential Real Estate Services LLC (the “Real Estate Manager”), their affiliates, and third parties, for investment-related expenses paid on the Company’s behalf in connection with selecting, evaluating or acquiring real estate assets, regardless of whether the Company acquires the real estate assets.

Business management fees

The Company will pay the Business Manager an annual business management fee equal to 0.6% of its “average invested assets,” payable quarterly in an amount equal to 0.15% of its average invested assets as of the last day of the immediately preceding quarter.

The Company will also reimburse the Business Manager or its affiliates, including the Sponsor, for all expenses that it or its affiliates pays or incurs on the Company’s behalf, except for the salaries, bonuses, benefits and severance payments for persons who serve as one of the Company’s executive officers or as an executive officer of the Business Manager.

Real estate management fees

For each property that is managed by the Real Estate Manager, the Company will pay a monthly management fee of up to 4% of the gross income from any property managed directly by the Real Estate Manager or its affiliates. The Real Estate Manager may reduce, in its sole discretion, the amount of the fee payable in connection with a particular property, subject to these limits.

The Company also will reimburse the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses, benefits and severance payments of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses, benefits and severance payments of persons who serve as an executive officer of the Real Estate Manager or the Company.

Expense Reimbursement	The Company will reimburse the Sponsor, the Business Manager and their respective affiliates for any expenses that they pay or incur in providing ancillary services to the Company, including the costs of salaries, bonuses, benefits and severance payments of persons employed by these entities and performing services for the Company, except for the salaries, bonuses, benefits and severance payments for persons who also serve as one of the Company’s executive officers or as an executive officer of the Business Manager.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements - Continued

December 31, 2014

Acquisitions and Operations Stage (continued)

Distribution and stockholder servicing fee

The Company will pay Inland Securities Corporation a fee of 1.0% per annum of the purchase price (or, once reported, the estimated value) per Class T Share for each Class T Share sold in the primary offering, all of which may be reallowed to the soliciting dealer, if any, who sold the Class T Shares or, if applicable, to a subsequent broker-dealer of record of the Class T Shares so long as the subsequent broker-dealer is party to a soliciting dealer agreement, or servicing agreement, with the dealer manager that provides for reallowance. The distribution and stockholder servicing fee will accrue daily and be paid monthly in arrears. The distribution and stockholder servicing fees are ongoing fees that are not paid at the time of purchase.

The Company will cease paying the distribution and stockholder servicing fee with respect to any particular Class T Share and that Class T Share will automatically convert into a Class A Share at the Conversion Rate, as defined, on the earlier of (i) a listing of the Class A Shares on a national securities exchange; (ii) a merger, consolidation, sale or other disposition of all or substantially all of the Company’s assets; (iii) the end of the month in which the dealer manager determines that total underwriting compensation paid in the primary offering plus the distribution and stockholder servicing fee paid on all Class T Shares sold in the primary offering is equal to 10% of the gross proceeds of the primary offering from the sale of both Class A Shares and Class T Shares; and (iv) the end of the month in which the underwriting compensation paid in the primary offering plus the distribution and stockholder servicing fee paid with respect to that Class T Share equals 10% of the gross offering price of that Class T Share. The Company will further cease paying the distribution and stockholder servicing fee on any Class T Share that is redeemed or repurchased, as well as upon the Company’s dissolution, liquidation or the winding up of the Company’s affairs, or a merger or other extraordinary transaction in which the Company is a party and in which the Class T Shares as a class are exchanged for cash or other securities.

The distribution and stockholder servicing fee is payable with respect to all Class T Shares purchased in the primary offering.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements - Continued

December 31, 2014

Acquisitions and Operations Stage (continued)

Subordinated management performance interest

In consideration for providing continuing services under the Business Management Agreement, the Business Manager will receive subordinated management performance interests in the Operating Partnership based on the annual Additional Total Return (as defined below) generated each year on the Class A Shares and Class T Shares. Additional Total Return on the Class A Shares will be equal to 15% of the product of (i) the sum of (a) the amount by which the per share distributions paid during the current calendar year on the Class A Shares exceed $1.45, plus (b) the per share change in the value of the Class A Shares as of December 31 of the current year compared to the value of the shares on December 31 of the prior year, multiplied by (ii) the number of Class A Shares outstanding on December 31 of the current year. Additional Total Return on the Class T Shares will be equal to 15% of the product of (i) the sum of (a) the amount by which the per share distributions paid during the current calendar year on the Class T Shares exceed $1.45 (minus the distribution and stockholder servicing fee paid per share during the same period), plus (b) the per share change in the value of the Class T Shares as of December 31 of the current year compared to the value of the shares on December 31 of the prior year, multiplied by (ii) the number of Class T Shares outstanding on December 31 of the current year. In each case, none of the per share distributions may be funded from: (i) financing; (ii) the waiver or deferral of fees by the Business Manager; or (iii) the proceeds of the Company’s current or any other offering.

Each year that the Company generates Additional Total Return, the Operating Partnership will issue to the Business Manager Class M Units equal to the quotient of (i) the sum of (a) the Additional Total Return on the Class A Shares for the current year plus (b) the Additional Total Return on the Class T Shares for the current year, divided by (ii) the value of a Class A Share as of the applicable year. The Business Manager will be entitled to receive distributions on the vested and unvested Class M Units at the same rate as distributions are paid on the Class A Shares.

Class M Units are subject to forfeiture until such time as: (i) the Company’s value plus distributions equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the “economic hurdle;” or (ii) any one of the following events occurs concurrently with or subsequently to achieving the economic hurdle described above: (a) a listing of the Company’s common stock on a national securities exchange; or (b) a transaction to which the Company or its Operating Partnership shall be a party, as a result of which Class A Units or the Company’s common stock will be exchanged for, or converted into the right, or the holders of these securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof. Any outstanding Class M Units will be forfeited immediately if the Business Management Agreement is terminated for any reason other than a termination without cause or for managerial cause, each as defined in the Business Management Agreement.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements - Continued

December 31, 2014

Acquisitions and Operations Stage (continued)

Subordinated management performance interest (continued)	After a Class M Unit is no longer subject to forfeiture as described in the previous paragraph, if the capital account attributable to such Class M Unit has been sufficiently adjusted pursuant to the special allocations, as defined, the Class M Unit will automatically convert into a Class A Units. Class A Units may be converted into Class A Shares.

Mortgage Financing Fee

If the Business Manager or its affiliates provides services in connection with the origination or refinancing of debt that is used to acquire properties or that is assumed in connection with the acquisition of properties, the Company will pay the Business Manager, or its affiliates, a mortgage financing fee equal to 0.25% of the amount of debt available or borrowed or assumed.

The services provided by the Business Manager, or its affiliates, in consideration for the Mortgage Financing Fee include, but are not limited to, contacting various lenders to obtain quotes and compiling the quotes, completing applications and rate locks, arranging site inspections, reviewing and negotiating loan documents and preparing internal closing statements.

Liquidation Stage

Real Estate Sales Commission	For substantial assistance in connection with the sale of properties, the Company will pay the Business Manager or its affiliates a real estate sales commission equal to an amount not to exceed the lesser of (i) one-half of the customary commission which are paid to a third party broker for the sale of a comparable property; and (ii) 1% of the gross sales price of the property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with a sale, may not exceed the lesser of a competitive real estate commission or 3% of the gross sales price of the property.

Subordinated Incentive Participation in Net Sales Proceeds	Inland Residential Properties Trust Special Limited Partner, LLC (the “Special Limited Partner”), a wholly-owned subsidiary of the Sponsor, will receive from time to time, when available, including in connection with a merger, consolidation, sale or other disposition of all or substantially all of the Company’s assets, 15.0% of the value accorded to the Company’s shares of common stock outstanding immediately prior to the effective time of the merger or consolidation by the relevant transaction documents or the remaining “net sales proceeds” (as defined in the Company’s charter) of an asset sale, as applicable, after return of capital contributions plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors.

Subordinated Incentive Listing Distribution	Upon the listing of the Company’s shares on a national securities exchange, including a listing in connection with a merger or other business combination, the Special Limited Partner will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s market value plus aggregate distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements - Continued

December 31, 2014

Liquidation Stage (continued)

Subordinated Incentive Distribution upon Termination	Upon termination or non-renewal of the Business Management Agreement with or without cause, the Special Limited Partner will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors. The Special Limited Partner may elect to defer its right to receive this subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

The following table summarizes the Company’s related party transactions for the year ended December 31, 2014 and the period from December 19, 2013 (inception) through December 31, 2013.

			Unpaid Amounts as of
	For the year ended December 31, 2014	For the period from December 19, 2013 through December 31, 2013	December 31, 2014	December 31, 2013
General and administrative expenses (a)	$41,132	$—	$41,132	$—
Organization costs (b)	1,277	930	—	930
Offering costs (c)	135,693	13,423	125,959	13,423
Sponsor advances (d)	897,993	467,583	1,365,576	467,583

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations. Unpaid amounts are included in due to affiliates in the accompanying consolidated balance sheets.

(b)	The Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs, that exceed 10.75% of the gross offering proceeds from Class A Shares, and 6.25% of the gross offering proceeds from Class T Shares sold in the “reasonable best efforts” offering over the life of the Offering.

(c)	The Company will reimburse the Sponsor and its affiliates for costs and other expenses of the Offering that they pay on the Company’s behalf. Offering costs are offset against the stockholder’s equity accounts. Unpaid amounts are included in due to affiliates in the accompanying consolidated balance sheets.

(d)	This amount on the accompanying consolidated balance sheets contains non-interest bearing advances made by the Sponsor which will be repaid when the Company receives equity proceeds upon achieving the minimum offering.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements - Continued

December 31, 2014

(5) Subsequent Events

On February 17, 2015, the Company commenced an initial public offering of up to $1 billion of shares, in any combination of Class A Shares at a price of $25.00 per share and Class T Shares at a price of $23.95 per share on a “reasonable best efforts” basis through Inland Securities Corporation, a wholly owned subsidiary of the Sponsor. The Company is also offering up to $190 million of Class A Shares at a purchase price of $23.75 per share to stockholders who elect to participate in the DRP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	May 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	May 14, 2015
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer	May 14, 2015
Name:	Mitchell A. Sabshon	(Principal Executive Officer)

By:	/s/ Catherine L. Lynch	Chief Financial Officer	May 14, 2015
Name:	Catherine L. Lynch	(Co-Principal Financial Officer)

By:	/s/ David Z. Lichterman	Vice President, Treasurer and Chief Accounting Officer	May 14, 2015
Name:	David Z. Lichterman	(Co-Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Adrian Corbiere	Director	May 14, 2015
Name:	Adrian Corbiere

By:	/s/ Michael W. Reid	Director	May 14, 2015
Name:	Michael W. Reid

By:	/s/ Donald E. Tolva	Director	May 14, 2015
Name:	Donald E. Tolva

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on May 14, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholder’s Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.

