Form 10-Q
period 2015-03-31
Inland Residential Properties Trust, Inc.
filed 2015-05-14
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-199129

Inland Residential Properties Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0966998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   Yes ☐  No ☑

The Registrant’s registration statement on Form S-11, as amended (SEC File No. 333-199129), was declared effective February 17, 2015. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 13, 2015, there were 8,000 shares of the registrant’s Class A common stock, $.001 par value, outstanding.

1

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

TABLE OF CONTENTS

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Assets:
Cash and cash equivalents	$346,078	$232,635
Deferred offering costs	—	2,613,311
Other assets	57,411	19,867
Total assets	$403,489	$2,865,813

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$1,079,089	$1,318,167
Due to affiliates	2,668,579	1,532,667
Total liabilities	3,747,668	2,850,834

Commitments and contingencies

Stockholder’s (deficit) equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 8,000 shares issued and outstanding	—	8
Class A common stock, $.001 par value, 320,000,000 shares authorized, 8,000 shares issued and outstanding	8	—
Class T common stock, $.001 par value, 80,000,000 shares authorized, none outstanding	—	—
Additional paid in capital (net of offering costs of $3,205,767 and $0 as of March 31, 2015 and December 31, 2014, respectively)	(3,005,775)	199,992
Retained earnings (deficit)	(338,412)	(185,021)
Total stockholder’s (deficit) equity	(3,344,179)	14,979
Total liabilities and stockholder’s (deficit) equity	$403,489	$2,865,813

See accompanying notes to consolidated financial statements.

3

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2015	2014
Expenses:
General and administrative expenses	$135,325	$—
Organization costs	18,066	3,908

Net loss	$153,391	$3,908

Net loss per common share, basic and diluted	$(19.17)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	8,000	8,000

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

Three months ended March 31, 2015

(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Total

Balance at January 1, 2015	8,000	$8	$199,992	$(185,021)	$14,979

Offering costs	—	—	(3,205,767)	—	(3,205,767)
Net loss	—	—	—	(153,391)	(153,391)

Balance at March 31, 2015	8,000	8	(3,005,775)	(338,412)	(3,344,179)

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(153,391)	$(3,908)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	31,383	(23,505)
Due to affiliates	5,420	27,391
Other assets	(42,910)	—
Net cash flows used in operating activities	(159,498)	(22)

Cash flows from financing activities:
Payment of offering costs	(927,059)	—
Advances from sponsor	1,200,000	—
Net cash flows provided by financing activities	272,941	—

Net increase (decrease) in cash and cash equivalents	113,443	(22)
Cash and cash equivalents at beginning of the period	232,635	500,000
Cash and cash equivalents, at end of period	$346,078	$499,978

Supplemental disclosure of noncash financing activities:
Accrued offering expenses	$334,603	$259,015

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Residential Properties Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2014, which are included in the Company’s 2014 Special Financial Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

(1)  Organization

Inland Residential Properties Trust, Inc. was formed on December 19, 2013 to acquire and manage a portfolio of multifamily properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. Effective July 14, 2014, the Company changed its name from “Inland Retail Properties Trust V, Inc.” to “Inland Residential Properties Trust, Inc.” Inland Real Estate Investment Corporation (the “Sponsor”) is the sole stockholder of the Company. The Company entered into a Business Management Agreement (the “Business Management Agreement”) with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of the Company, to be the Business Manager to the Company.

The Company is authorized to sell up to $1,000,000,000 of shares of common stock which consists of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share and Class T common stock, $.001 par value per share (“Class T Shares”), at $23.95 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”) which commenced on February 17, 2015. The Company is also authorized to issue up to $190,000,000 of Class A Shares at a price of $23.75 per share pursuant to the Company’s distribution reinvestment plan (“DRP”). In addition, the Company declared that each share of common stock that was issued and outstanding immediately prior to the effective date of the amendment of the Company’s charter converted into one issued and outstanding share of Class A common stock. As a result, the 8,000 shares of common stock the Sponsor owned as of December 31, 2014, was converted into 8,000 shares of Class A common stock.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

No shares of common stock will be sold unless subscriptions for at least $2,000,000, the minimum offering, have been obtained within one year after commencement of the Offering.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ending December 31, 2015 or the Company’s first year of material operations. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, make aggregate annual distributions (other than capital gain dividends) to the Company’s stockholders of at least 90% of the Company’s annual REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP) determined without regard to the deduction for dividends paid and excluding net capital gain, and meet certain tests regarding the nature of the Company’s income and assets.

If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to (1) certain state and local taxes on its income, property or net worth, and (2) U.S. federal income and excise taxes on its undistributed income, if any income remains undistributed. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable to qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to U.S. federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

The Company provides the following programs to facilitate investment in the Company’s shares and to provide limited liquidity for stockholders.

The Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, distributions paid on Class A Shares and Class T Shares, as applicable, will be used to purchase Class A Shares. Class T Shares will not be issued pursuant to the DRP. Such purchases under the DRP will not be subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP and are made at a price of $23.75 per Class A Share.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company may purchase shares under the share repurchase program (“SRP”), if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP will come from proceeds that the Company receives from the DRP.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as Inland Residential Operating Partnership, L.P., of which the Company is the sole general partner. All intercompany balances and transactions have been eliminated in consolidation.

Offering and Organization Costs

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs are expensed as incurred.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of March 31, 2015, the Company had a deferred tax asset of approximately $135,000, for income tax purposes, for which a valuation allowance was recorded in the same amount due to the uncertainty of realization.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. ASU No. 2014-09 is currently effective for financial statements issued for fiscal years and interim period beginning after December 31, 2016. Early adoption is prohibited. In April 2015, the FASB voted to propose an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

(3)  Income Tax

The Company had no uncertain tax positions as of March 31, 2015. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2015. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three months ended March 31, 2015 and 2014. As of March 31, 2015, the tax returns for the calendar years 2014 and 2013 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(4)  Transactions with Related Parties

The Company’s Sponsor contributed $200,000 to the capital of the Company for which it received 8,000 shares of common stock which were subsequently converted into 8,000 shares of Class A common stock. Since inception, the Sponsor has also advanced $1,500,000 in cash to the Company, which is included in due to affiliates on the accompanying consolidated balance sheets, to partially fund formation, offering and organization costs.

As of March 31, 2015, the Company had incurred $3,268,863 of offering and organization costs. Pursuant to the terms of the Offering, the Business Manager will repay all offering and organization expenses (excluding selling commissions) in excess of 2.0% of the gross proceeds of the Offering or all offering and organization expenses (including selling commissions) which together exceed 10.75% of the gross offering proceeds from Class A Shares and 6.25% of the gross offering proceeds from Class T Shares, sold in the primary offering over the life of the Offering. In the event that the minimum offering amount is not received and accepted, an affiliate of the Business Manager will bear the related costs of the Offering.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014.

	Three Months Ended March 31,		Unpaid Amounts as of
	2015	2014	March 31, 2015	December 31, 2014

General and administrative expenses (a)	$59,079	$—	$41,185	$41,132
Organization costs (b)	—	1,077	—	—
Offering costs (c)	61,818	7,022	61,818	125,959
Sponsor advances and payments by the Sponsor for services provided to the Company (d)	1,200,000	—	2,565,576	1,365,576

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations. Unpaid amounts are included in due to affiliates in the accompanying consolidated balance sheets.

(b)	The Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs, that exceed 10.75% of the gross offering proceeds from Class A Shares, and 6.25% of the gross offering proceeds from Class T Shares sold in the “reasonable best efforts” offering over the life of the Offering.

(c)	The Company will reimburse the Sponsor and its affiliates for costs and other expenses of the Offering that they pay on the Company’s behalf. Offering costs are offset against the stockholder’s equity accounts. Unpaid amounts are included in due to affiliates in the accompanying consolidated balance sheets.

(d)	This amount on the accompanying consolidated balance sheets contains non-interest bearing advances made by the Sponsor which will be repaid when the Company receives equity proceeds upon the receipt and acceptance of the minimum offering amount.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended(the “exchange Act”). Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Residential Properties Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-199129), as amended, filed with the Securities and Exchange Commission, and factors described below:

•	No public market currently exists, and one may never exist, for our shares. Our board does not have any current plans to list our shares or pursue any other liquidity event, and we cannot guarantee that a liquidity event will occur;
•	We cannot guarantee that we will pay distributions but, if we do, we may pay all or a substantial portion of our distributions from sources other than cash flow from operations, including an unlimited amount of borrowings and net offering proceeds. We have not limited our use of any of these other sources. Payments of distributions from sources other than cash flows from operations reduce the amount of capital we ultimately invest in real estate assets;
•	The number and value of real estate assets we acquire will depend, in part, on the net proceeds raised in the offering;
•	We do not have employees and will rely on Inland Residential Business Manager & Advisor, Inc. or our “Business Manager” and Inland Residential Real Estate Services, LLC or our “Real Estate Manager” to manage our business and assets;
•	Persons performing services for our Business Manager and our Real Estate Manager are employed by Inland Real Estate Investment Corporation or our “Sponsor” or its affiliates and will face competing demands for their time and service;
•	We do not have arm’s-length agreements with our Business Manager, Real Estate Manager or other affiliates of our Sponsor;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Managers and our Real Estate Managers;
13

•	We will pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•	We have not identified the specific real estate assets that we will acquire with the net proceeds raised in the offering, thus it is a “blind pool” offering;
•	Principal and interest payments on any borrowings will reduce the funds available for distribution or investment in additional real estate assets;
•	There are limits on the ownership and transferability of our shares; and
•	We may fail to qualify as a REIT and thus be required to pay entity-level taxes.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relates to the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in December 2013 to acquire and manage a portfolio of multifamily properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. We expect that our real estate portfolio will consist primarily of “stabilized” Class A and Class B multifamily properties. We are managed by our Business Manager.

On February 17, 2015 we commenced our initial public offering, referred to herein as the “Offering.” We are offering up to $1,000,000,000 of shares, in any combination of shares of class A common stock (at a price of $25.00 per share), or “Class A Shares,” and shares of class T common stock (at a price of $23.95 per share), or “Class T Shares” on a “reasonable best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Reasonable best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. We also are offering up to $190,000,000 of shares of our Class A common stock at a price of $23.75 per share to stockholders who elect to participate in our distribution reinvestment plan or “DRP”.

Liquidity and Capital Resources

General

Our principal demand for funds will be to acquire real estate assets, to pay operating and offering expenses, to pay interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our Share Repurchase Program or “SRP”. We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions will be funded primarily from the sale of our shares, including those offered for sale through our DRP, as well as financing obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager and Inland Real Estate Acquisitions, Inc. will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to invest proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.

We will generally fund our cash needs for items other than asset acquisitions and capital expenditures from cash flow from operations. We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, interest payments on our indebtedness and the payment of distributions. However, our ability to fund operations is subject to some uncertainties. If we have not generated sufficient cash flow from operations, we may fund our cash needs from advances or contributions from our Business Manager or Sponsor or from cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fees or its right to be reimbursed for certain expenses. We have not limited the amount of monies from any of these sources that may be used to fund cash needs. Neither our Business Manager nor our Sponsor has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee or reimbursements. Further, there is no assurance that these other sources will be available to fund our cash needs.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

Our liquidity needs as of and for the three months ended March 31, 2015 and 2014, have been primarily to pay administrative, organizational and offering costs. As of March 31, 2015 and December 31, 2014, we owed $2.7 million and $1.5 million, respectively, to our Sponsor and its affiliates for advances or unpaid services from these parties. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

As of March 31, 2015, we received net offering proceeds of $200,000 from the sale of our stock.

Cash Flow Analysis

	For the three months ended March 31,
	2015	2014
Net cash flows used in operating activities	$(159,498)	$(22)
Net cash flows provided by financing activities	$272,941	$—

For the three months ended March 31, 2015 and 2014, we paid $159,498 and $22 in operating expenses, respectively.

Cash provided by financing activities was $272,941 and $0 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we paid $927,059 in offering costs and received $1,200,000 in Sponsor advances.

Results of operations

For the three months ended March 31, 2015 and 2014, operations consisted of general and administrative expenses and organizational costs.

As of March 31, 2015, we had not declared or paid any distributions.

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles or “U.S. GAAP.” The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Below are the accounting policies we believe will be critical once we commence principal operations. We consider these policies to be critical because they require our management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Offering and Organization Costs

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs were expensed as incurred.

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

Acquisitions

We will be required to determine the total purchase price of each acquired investment property, which includes estimating any contingent consideration to be paid or received in future periods. We will allocate the purchase price of each acquired business between tangible and intangible assets at full fair value at the date of the transaction. Such tangible and intangible assets include land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The allocation of the purchase price is an area that requires judgment and significant estimates. We will use the information contained in independent appraisals, valuation reports or other market sources as the basis for the allocation to land and building improvements.

We will expense acquisition costs of all transactions as incurred. All costs related to finding, analyzing and negotiating a transaction will be expensed as incurred as acquisition related costs, whether or not the acquisition is completed. These expenses will include acquisition fees, if any, paid to our Business Manager.

Impairment

We will assess the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, we will be required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties will be a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about inherently uncertain factors, as well as the economic condition of the property at a particular point in time.

We will also evaluate our equity method investments for impairment indicators. The valuation analysis considers the investment positions in relation to the underlying business and activities of our investment and identifies potential declines in fair value. An impairment loss should be recognized if a decline in value of the investment has occurred that is considered to be other than temporary, without ability to recover or sustain operations that would support the value of the investment.

Cost Capitalization and Depreciation Policies

Real estate acquisitions will be recorded at cost less accumulated depreciation. Improvements and betterment costs will be capitalized and ordinary repairs and maintenance will be expensed as incurred.

Depreciation expense will be computed using the straight-line method. Buildings and improvements will be depreciated on a straight-line basis based upon estimated useful lives of thirty years for buildings and improvements, and five to fifteen years for furniture, fixtures and equipment and site improvements. Loan fees will be amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs will be amortized on a straight-line basis over the life of the related lease (including renewal periods for below market leases with fixed rate renewals) as an adjustment to net rental income. Acquired in-place lease costs and other leasing costs will be amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Fair Value Measurements

We will estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they will not necessarily be indicative of amounts that would be realized upon disposition.

We define fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We will establish a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy will consist of three broad levels, which are described below:

▪	Level 1 −	Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪	Level 2 −	Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

▪	Level 3 −	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Revenue Recognition

Rental income attributable to leases will be recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned. Leases entered into between a resident and a property for the rental of an apartment unit will generally be year-to-year, renewable upon consent of both parties. Retail/commercial leases will generally have five to ten year lease terms with market based renewal options.

Partially-Owned Entities

We will consolidate the operations of a joint venture if we determine that we are either the primary beneficiary of a variable interest entity or “VIE” or have substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When we consolidate an entity, the assets, liabilities and results of operations will be included in our consolidated financial statements.

In instances where we determine that we are not the primary beneficiary of a VIE or we do not control the joint venture but we can exercise influence over the entity with respect to its operations and major decisions, we use the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations will be reflected as equity in earnings (loss) on unconsolidated entity on our consolidated statements of operations. Additionally, our net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets.

Valuation of Accounts and Rents Receivable

We will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or “FASB”, issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. ASU No. 2014-09 is currently effective for financial statements issued for fiscal years and interim period beginning after December 31, 2016. Early adoption is prohibited. In April 2015, the FASB voted to propose an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

Share Repurchase Program

The SRP is designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. The terms under which we may repurchase shares may differ between repurchases upon the death or “qualifying disability” of a stockholder or “Exceptional Repurchases” and all other repurchases or “Ordinary Repurchases”. The prices at which shares may be sold back to us as Ordinary Repurchases, with respect to both Class A Shares and Class T Shares, are as follows:

▪	95% of the share price for stockholders who have owned their shares continuously for at least one year but less than two years;

▪	97.5% of the share price for stockholders who have owned their shares continuously for at least two years but less than three years;

▪	100% of the share price for stockholders who have owned their shares for at least three years.

In the case of Ordinary Repurchases, we may repurchase shares beneficially owned by a stockholder continuously for at least one year. However, in the event a stockholder is having all of his or her shares repurchased, our board may waive the one-year holding requirement for shares originally purchased under our DRP. We may make Ordinary Repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds from our DRP during that month to make Ordinary Repurchases; provided that, if we have excess funds during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making Ordinary Repurchases. Subject to funds being available, in the case of Ordinary Repurchases, we will limit the number of shares repurchased during any calendar year to 5% of the number of Class A Shares and Class T Shares outstanding on December 31st of the previous calendar year. In the event that we determine not to repurchase all of the shares presented during any month, including as a result of having insufficient funds or satisfying the 5% limit, to the extent we decide to repurchase shares, shares will be repurchased on a pro rata basis up to the limits described above. Any stockholder whose Ordinary Repurchase request has been partially accepted in a particular calendar month will have the remainder of his or her request included with all new repurchase requests we have received in the immediately following calendar month, unless he or she chooses to withdraw that request.

In the case of Exceptional Repurchases, with respect to both Class A Shares and Class T Shares, we may repurchase shares at a repurchase price equal to 100% of the share price. Exceptional Repurchases are not subject to a one-year holding period, or the 5% repurchase limit discussed above, and may be repurchased with funds from any source.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We will seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.

With regard to variable rate financing, our Business Manager will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager will maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on stockholder investments may be reduced. Our board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Item 4.  Controls and Procedures

Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement filed on Form S-11, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2015, our Registration Statement on Form S-11 (File No. 333-199129), covering a public offering of up to $1,190,000,000 of shares of Class A and Class T common stock was declared effective under the Securities Act of 1933. The Offering commenced on February 17, 2015 and is ongoing.

We are offering up to $1,000,000,000 of shares of Class A common stock and shares of Class T common stock, in any combination. We are also offering up to $190,000,000 of Class A Shares in the DRP. We reserve the right to reallocate the shares between share classes in our reasonable best efforts offering and between our reasonable best efforts offering and the DRP.

As of March 31, 2015, we have not sold any securities in our initial offering nor have we incurred any expenses in connection with the issuance and DRP.

On December 23, 2013, we issued 8,000 shares of our common stock, which were subsequently converted to 8,000 shares of Class A common stock, for $25.00 per share, or an aggregate purchase price of $200,000, to our Sponsor in connection with our formation. No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(2) of the Act as transactions not involving any public offering.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act, and we did not repurchase any of our securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to, or with, you. Moreover, these representations, warranties and covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and chief executive officer
Date:	May 15, 2015

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	May 15, 2015

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	May 15, 2015

Exhibit Index

Exhibit No.	Description

3.1

Articles of Amendment and Restatement of Inland Residential Properties Trust, Inc., dated February 17, 2015 (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No.1 to the Registrant’s Form S-11 Registration Statement, as filed with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

3.2	Articles of Amendment of Inland Residential Properties Trust, Inc,. dated March 12, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2015 (file number 333-199129))

4.1	Amended and Restated Distribution Reinvestment Plan, dated March 12, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2015 (file number 333-199129))

4.2	Share Repurchase Program, dated February 17, 2015 (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No.1 to the Registrant’s Form S-11 Registration Statement, as filed with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

4.3	Agreement of Limited Partnership of Inland Residential Operating Partnership, L.P., dated February 17, 2015 (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No.1 to the Registrant’s Form S-11 Registration Statement, as filed with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.1	Dealer Manager Agreement, dated February 17, 2015 (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No.1 to the Registrant’s Form S-11 Registration Statement, as filed with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.2	Business Management Agreement, dated February 17, 2015 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No.1 to the Registrant’s Form S-11 Registration Statement, as filed with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.3	Master Real Estate Management Agreement, dated February 17, 2015 (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No.1 to the Registrant’s Form S-11 Registration Statement, as filed with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.4	Escrow Agreement, dated February 17, 2015 (incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No.1 to the Registrant’s Form S-11 Registration Statement, as filed with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.5	Employee and Director Incentive Restricted Share Plan (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No.1 to the Registrant’s Form S-11 Registration Statement, as filed with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.

