Form 10-Q
period 2015-06-30
Inland Residential Properties Trust, Inc.
filed 2015-08-13
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-199129

Inland Residential Properties Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0966998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

The Registrant’s registration statement on Form S-11, as amended (SEC File No. 333-199129), was declared effective February 17, 2015. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

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

Yes ☐ No ☑

As of August 10, 2015, there were 8,000 shares of the registrant’s Class A common stock, $.001 par value, outstanding.

1

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

TABLE OF CONTENTS

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Assets:
Cash and cash equivalents	$118,185	$232,635
Deferred offering costs	—	2,614,621
Other assets	76,871	19,867
Total assets	$195,056	$2,867,123

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$390,458	$1,319,477
Due to affiliates	3,658,038	1,532,667
Total liabilities	4,048,496	2,852,144

Commitments and contingencies

Stockholder’s (deficit) equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 8,000 shares issued and outstanding	—	8
Class A common stock, $.001 par value, 320,000,000 shares authorized, 8,000 shares issued and outstanding	8	—
Class T common stock, $.001 par value, 80,000,000 shares authorized, none outstanding	—	—
Additional paid in capital (net of offering costs of $3,603,221 and $0 as of June 30, 2015 and December 31, 2014, respectively)	(3,403,229)	199,992
Retained earnings (deficit)	(450,219)	(185,021)
Total stockholder’s (deficit) equity	(3,853,440)	14,979
Total liabilities and stockholder’s (deficit) equity	$195,056	$2,867,123

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expenses:
General and administrative expenses	$111,807	$—	$247,132	$—
Organization costs	—	1,875	18,066	5,783

Net loss	$(111,807)	$(1,875)	$(265,198)	$(5,783)

Net loss per common share, basic and diluted	$(13.98)	$(0.23)	$(33.15)	$(0.72)

Weighted average number of common shares outstanding, basic and diluted	8,000	8,000	8,000	8,000

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

Six months ended June 30, 2015

(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Total

Balance at January 1, 2015	8,000	$8	$199,992	$(185,021)	$14,979

Offering costs	—	—	(3,603,221)	—	(3,603,221)
Net loss	—	—	—	(265,198)	(265,198)

Balance at June 30, 2015	8,000	$8	$(3,403,229)	$(450,219)	$(3,853,440)

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(265,198)	$(5,783)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	(32,936)	(28,590)
Due to affiliates	(6,791)	34,344
Other assets	(66,079)	—
Net cash flows used in operating activities	(371,004)	(29)

Cash flows from financing activities:
Payment of offering costs	(1,943,446)	—
Advances from sponsor	2,200,000	—
Net cash flows provided by financing activities	256,554	—

Net decrease in cash and cash equivalents	(114,450)	(29)
Cash and cash equivalents at beginning of the period	232,635	500,000
Cash and cash equivalents, at end of period	$118,185	$499,971

Supplemental disclosure of noncash financing activities:
Accrued offering expenses	$(954,848)	$(256,787)

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The Company is authorized to sell up to $1,000,000,000 of shares of common stock which consists of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share and Class T common stock, $.001 par value per share (“Class T Shares”), at $23.95 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”) which commenced on February 17, 2015. The Company is also authorized to issue up to $190,000,000 of Class A and Class T Shares at a per share price of $23.75 and $22.81, respectively, pursuant to the Company’s distribution reinvestment plan (“DRP”). In addition, the Company declared that each share of common stock that was issued and outstanding immediately prior to the effective date of the amendment of the Company’s charter converted into one issued and outstanding share of Class A common stock. As a result, the 8,000 shares of common stock the Sponsor owned as of December 31, 2014, was converted into 8,000 shares of Class A common stock.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

No shares of common stock will be sold unless subscriptions for at least $2,000,000, the minimum offering, have been obtained within one year after commencement of the Offering. As of June 30, 2015, the minimum offering has not been met.

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

The Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, distributions paid on Class A Shares and Class T Shares, as applicable, will be used to purchase Class A Shares and Class T Shares, respectively. Such purchases under the DRP will not be subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP and are made initially at a price of $23.75 and $22.81 per Class A Share and Class T Share, respectively. The price is subject to change after the earlier of (1) the change of the public offering price in a public “reasonable best efforts” offering of the Company’s Class A Shares from $25.00 per Class A Share or Class T Shares from $23.95 per Class T Share, as applicable, if there is a change, and (2) termination of all “reasonable best efforts” public offerings of the Company’s Class A Shares or Class T Shares, as applicable.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company may purchase shares under the share repurchase program (“SRP”), if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP will come from proceeds that the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, the Company is authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction may, at any time amend, suspend or terminate the SRP.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of June 30, 2015, the Company had a deferred tax asset of approximately $180,088, for income tax purposes, for which a valuation allowance was recorded in the same amount due to the uncertainty of realization.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

(3)  Income Tax

The Company had no uncertain tax positions as of June 30, 2015. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2015. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, the tax returns for the calendar years 2014 and 2013 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(4)  Transactions with Related Parties

The Company’s Sponsor contributed $200,000 to the capital of the Company for which it received 8,000 shares of common stock which were subsequently converted into 8,000 shares of Class A common stock. Since inception, the Sponsor has also advanced $2,500,000 in cash to the Company, which is included in due to affiliates on the accompanying consolidated balance sheets, to partially fund formation, offering and organization costs.

As of June 30, 2015, the Company had incurred $3,666,317 of offering and organization costs. Pursuant to the terms of the Offering, the Business Manager will repay all offering and organization expenses (excluding selling commissions) in excess of 2.0% of the gross proceeds of the Offering or all offering and organization expenses (including selling commissions) which together exceed 10.75% of the gross offering proceeds from Class A Shares and 6.75% of the gross offering proceeds from Class T Shares, sold in the primary offering over the life of the Offering. In the event that the minimum offering amount is not received and accepted, an affiliate of the Business Manager will bear the related costs of the Offering.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014.

		Three months ended June 30,		Six months ended June 30,		Amount Unpaid as of
		2015	2014	2015	2014	June 30, 2015	December 31, 2014
General and administrative expenses	(a)	$27,301	$—	$86,380	$—	$79,423	$95,289
Organization costs	(b)	—	308	—	1,385	—	—
Offering costs	(c)	58,862	7,168	120,680	14,190	1,078,615	1,137,378
Sponsor non-interest bearing advances	(d)	1,000,000	—	2,200,000	—	2,500,000	300,000

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations. Unpaid amounts are included in due to affiliates in the accompanying consolidated balance sheets.

(b)	The Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs, that exceed 10.75% of the gross offering proceeds from Class A Shares, and 6.75% of the gross offering proceeds from Class T Shares sold in the “reasonable best efforts” offering over the life of the Offering.

(c)	The Company will reimburse the Sponsor and its affiliates for costs and other expenses of the Offering that they pay on the Company’s behalf. Offering costs are offset against the stockholder’s equity accounts. Unpaid amounts are included in due to affiliates in the accompanying consolidated balance sheets.

(d)	This amount on the accompanying consolidated balance sheets contains non-interest bearing advances made by the Sponsor which the Company intends to repay.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Residential Properties Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-199129), as amended, filed with the Securities and Exchange Commission, and factors described below:

•	No public market currently exists, and one may never exist, for our shares. Our board does not have any current plans to list our shares or pursue any other liquidity event, and we cannot guarantee that a liquidity event will occur;
•	We cannot guarantee that we will pay distributions but, if we do, we may pay all or a substantial portion of our distributions from sources other than cash flow from operations, including an unlimited amount of borrowings and net offering proceeds. We have not limited our use of any of these other sources. Payments of distributions from sources other than cash flows from operations reduce the amount of capital we ultimately invest in real estate assets;
•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have limited operating history and the prior performance of programs sponsored by Inland Real Estate Investment Corporation or our “Sponsor” should not be used to predict our future results;
•	The number and value of real estate assets we acquire will depend, in part, on the net proceeds raised in the offering;
•	We do not have employees and will rely on Inland Residential Business Manager & Advisor, Inc. or our “Business Manager” and Inland Residential Real Estate Services, LLC or our “Real Estate Manager” to manage our business and assets;
•	Persons performing services for our Business Manager and our Real Estate Manager are employed by our Sponsor or its affiliates and will face competing demands for their time and service;
•	We do not have arm’s-length agreements with our Business Manager, Real Estate Manager or other affiliates of our Sponsor;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;

•	We will pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•	We have not identified the specific real estate assets that we will acquire with the net proceeds raised in the offering, thus it is a “blind pool” offering;
•	Principal and interest payments on any borrowings will reduce the funds available for distribution or investment in additional real estate assets;
•	There are limits on the ownership and transferability of our shares; and
•	We may fail to qualify as a REIT and thus be required to pay entity-level taxes.

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

The following discussion and analysis relates to the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On February 17, 2015 we commenced our initial public offering, referred to herein as the “Offering.” We are offering up to $1,000,000,000 of shares, in any combination of shares of class A common stock (at a price of $25.00 per share), or “Class A Shares,” and shares of class T common stock (at a price of $23.95 per share), or “Class T Shares” on a “reasonable best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Reasonable best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. We also are offering up to $190,000,000 of our Class A and Class T Shares at a price per share of $23.75 and $22.81, respectively, to stockholders who elect to participate in our distribution reinvestment plan or “DRP”.

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

Our liquidity needs as of and for the six months ended June 30, 2015 and 2014, have been primarily to pay administrative, organizational and offering costs. As of June 30, 2015 and December 31, 2014, we owed $3.7 million and $1.5 million, respectively, to our Sponsor and its affiliates for advances or unpaid services from these parties. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

As of June 30, 2015, we received net offering proceeds of $200,000 from the sale of our stock.

Cash Flow Analysis

	For the six months ended June 30,
	2015	2014
Net cash flows used in operating activities	$(371,004)	$(29)
Net cash flows provided by financing activities	$256,554	$—
15

For the six months ended June 30, 2015 and 2014, we paid $371,004 and $29 in operating expenses, respectively.

Cash provided by financing activities was $256,554 and $0 for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, we paid $1,943,446 in offering costs and received $2,200,000 in Sponsor advances.

Results of operations

For the three and six months ended June 30, 2015 and 2014, operations consisted of general and administrative expenses and organizational costs.

As of June 30, 2015, we had not declared or paid any distributions.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or “FASB”, issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018 with early application permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement filed on Form S-11, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2015, our Registration Statement on Form S-11 (File No. 333-199129), covering a public offering of up to $1,190,000,000 of shares of Class A and Class T common stock was declared effective under the Securities Act. The Offering commenced on February 17, 2015 and is ongoing.

We are offering up to $1,000,000,000 of shares of Class A common stock and shares of Class T common stock, in any combination. We are also offering up to $190,000,000 of Class A and Class T Shares in the DRP. We reserve the right to reallocate the shares between share classes in our reasonable best efforts offering and between our reasonable best efforts offering and the DRP.

As of June 30, 2015, we have not sold any securities in our initial offering nor have we incurred any expenses in connection with the DRP.

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

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and chief executive officer
Date:	August 13, 2015

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	August 13, 2015

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	August 13, 2015
24

Exhibit Index

Exhibit No.	Description
1.1	Amended and Restated Dealer Manager Agreement, dated June 1, 2015 (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 2 to the Registrant’s Form S-11 Registration Statement, as filed with the Securities and Exchange Commission on June 8, 2015 (file number 333-199129))

1.2	Amended Form of Soliciting Dealer Agreement (included as Exhibit A in Exhibit 1.1)

3.1	Articles of Amendment of Inland Residential Properties Trust, Inc,. dated May 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 3, 2015 (file number 333-199129))

10.1	Second Amended and Restated Distribution Reinvestment Plan, dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 3, 2015 (file number 333-199129))

10.2	Amended and Restated Dealer Manager Agreement, dated June 1, 2015 (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 2 to the Registrant’s Form S-11 Registration Statement, as filed with the Securities and Exchange Commission on June 8, 2015 (file number 333-199129))

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the Securities and Exchange Commission on August 13, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.

