Form 10-Q
period 2015-09-30
Inland Residential Properties Trust, Inc.
filed 2015-11-12
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-199129

Inland Residential Properties Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0966998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

As of November 10, 2015, there were 119,095 shares of the registrant’s Class A common stock, $.001 par value, outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Assets:
Real estate:
Land	$6,301,838	$—
Building and other improvements	38,824,096	—
Total real estate	45,125,934	—
Cash and cash equivalents	1,689,711	232,635
Acquired in place lease intangibles	601,623	—
Deferred costs, net	136,930	2,614,621
Other assets	351,113	19,867
Total assets	$47,905,311	$2,867,123

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$45,750,000	$—
Accounts payable and accrued expenses	249,363	1,319,477
Due to related parties	4,889,407	1,532,667
Other liabilities	19,727	—
Total liabilities	50,908,497	2,852,144

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 0 shares and 8,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	8
Class A common stock, $.001 par value, 320,000,000 shares authorized, 111,058 shares issued and outstanding	111	—
Class T common stock, $.001 par value, 80,000,000 shares authorized, none outstanding	—	—
Additional paid in capital (net of offering costs of $3,754,008 and $0 as of September 30, 2015 and December 31, 2014, respectively)	(1,188,254)	199,992
Retained deficit	(1,815,043)	(185,021)
Total stockholders’ (deficit) equity	(3,003,186)	14,979
Total liabilities and stockholders’ (deficit) equity	$47,905,311	$2,867,123

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income:
Rental income	$10,441	$—	$10,441	$—
Total income	10,441	—	10,441	—

Expenses:
Property operating expenses	1,510	—	1,510	—
General and administrative expenses	143,703	4,679	408,901	10,462
Acquisition related costs	1,207,188	—	1,207,188	—
Business management fee	22,864	—	22,864	—
Total expenses	1,375,265	4,679	1,640,463	10,462

Operating loss	(1,364,824)	(4,679)	(1,630,022)	(10,462)

Net loss	$(1,364,824)	$(4,679)	$(1,630,022)	$(10,462)

Net loss per common share, basic and diluted	$(43.30)	$(0.58)	$(102.35)	$(1.31)

Weighted average number of common shares outstanding, basic and diluted	31,520	8,000	15,926	8,000

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Total

Balance at January 1, 2015	8,000	$8	$199,992	$(185,021)	$14,979

Proceeds from the offering	103,058	103	2,357,697	—	2,357,800
Offering costs	—	—	(3,754,008)	—	(3,754,008)
Discount on shares to related parties			8,065		8,065
Net loss	—	—	—	(1,630,022)	(1,630,022)

Balance at September 30, 2015	111,058	$111	$(1,188,254)	$(1,815,043)	$(3,003,186)

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(1,630,022)	$(10,462)

Adjustments to reconcile net loss to net cash used in operating activities:
Discount on shares issued to related parties	8,065	—
Changes in assets and liabilities:
Accounts payable	(20,924)	34,394
Due to related parties	704,154	(24,025)
Other liabilities	18,072	—
Other assets	(79,313)	—
Net cash flows used in operating activities	(999,968)	(93)

INVESTING ACTIVITIES:
Purchase of real estate	(45,986,910)	—
Net cash flows used in investing activities	(45,986,910)	—

FINANCING ACTIVITIES:
Proceeds from offering	2,357,800	—
Proceeds from mortgages payable	45,750,000	—
Payment of offering costs	(2,291,290)	—
Advances from Sponsor	2,650,000	—
Payment of loan costs	(22,556)	—
Net cash flows provided by financing activities	48,443,954	—

Net increase (decrease) in cash and cash equivalents	1,457,076	(93)
Cash and cash equivalents at beginning of the period	232,635	500,000
Cash and cash equivalents, at end of period	$1,689,711	$499,907

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine months ended September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES:
In conjunction with the purchase of real estate, the Company acquired assets and assumed liabilities as follows:
Land	$6,301,838	$—
Building and other improvements	37,591,342	—
Furniture, fixtures and equipment	1,232,754	—
Acquired in place lease intangibles	601,623	—
Acquired assets, net	259,353	—
Purchase of real estate	$45,986,910	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Accrued offering costs payable	$(1,151,904)	$(295,958)

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Residential Properties Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2014, which are included in the Company’s 2014 Special Financial Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

NOTE 1 - ORGANIZATION

Inland Residential Properties Trust, Inc. was formed on December 19, 2013 to acquire and manage a portfolio of multifamily properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. Effective July 14, 2014, the Company changed its name from “Inland Retail Properties Trust V, Inc.” to “Inland Residential Properties Trust, Inc.” The Company entered into a Business Management Agreement (the “Business Management Agreement”) with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), a related party of the Company, to be the Business Manager to the Company.

The Company is authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share and Class T common stock, $.001 par value per share (“Class T Shares”), at $23.95 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”) which commenced on February 17, 2015. The Company is also authorized to issue up to $190,000,000 of Class A and Class T Shares at a per share price of $23.75 and $22.81, respectively, pursuant to the Company’s distribution reinvestment plan (as amended, “DRP”). In addition, the Company declared that each share of common stock that was issued and outstanding immediately prior to the effective date of the amendment of the Company’s charter converted into one Class A Share. As a result, the 8,000 shares of common stock Inland Real Estate Investment Corporation, (the “Sponsor”), owned as of December 31, 2014 were converted into 8,000 Class A Shares. On September 9, 2015, the Company sold 87,680.842 Class A Shares to the Sponsor for an aggregate purchase price of $2,000,000, or $22.81 per share. Giving effect to this sale, as of such date, having raised approximately $2,348,800 in Class A Shares, the Company met its minimum offering requirement and broke escrow in all states, except Ohio, Pennsylvania, Tennessee and Washington.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company provides the following programs to facilitate investment in the Company’s shares and to provide limited liquidity for stockholders.

The Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, cash distributions paid on Class A Shares and Class T Shares, as applicable, will be used to purchase Class A Shares and Class T Shares, respectively. Such purchases under the DRP will not be subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP and are made initially at a price of $23.75 and $22.81 per Class A Share and Class T Share, respectively. The price is subject to change after the earlier of (1) the change of the public offering price in a public “reasonable best efforts” offering of the Company’s Class A Shares from $25.00 per Class A Share or Class T Shares from $23.95 per Class T Share, as applicable, if there is a change, and (2) termination of all “reasonable best efforts” public offerings of the Company’s Class A Shares or Class T Shares, as applicable.

The Company may purchase shares under the share repurchase program (as amended, “SRP”), if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP will come from proceeds that the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ending December 31, 2015 or the Company’s first year of material operations. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, make aggregate annual distributions (other than capital gain dividends) to the Company’s stockholders of at least 90% of the Company’s annual REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP) determined without regard to the deduction for dividends paid and excluding net capital gain, and meet certain tests regarding the nature of the Company’s income and assets.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as Inland Residential Operating Partnership, L.P., of which the Company is the sole general partner, and the accounts of the Company’s wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Partially-Owned Entities

The Company will consolidate the operations of a joint venture if the Company determines that it is either the primary beneficiary of a variable interest entity or “VIE” or has substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When the Company consolidates an entity, the assets, liabilities and results of operations will be included in the Company’s consolidated financial statements.

In instances where the Company determines that it is not the primary beneficiary of a VIE or the Company does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Company will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Company’s operations but instead its share of operations will be reflected as equity in earnings (loss) on unconsolidated entity on the Company’s consolidated statements of operations. Additionally, the Company’s net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets.

Offering and Organization Costs

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs were expensed as incurred. Deferred Offering costs were $2,614,621 at December 31, 2014 and are included in deferred costs, net in the accompanying consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Acquisitions

Upon acquisition, the Company determines the total purchase price of each property (see Note 4 – “Acquisitions”), which includes the estimated contingent consideration to be paid or received in future periods, if any. The Company allocates the total purchase price of properties based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources. Such tangible assets include land, building improvements, furniture, fixtures and equipment and such intangible assets include acquired above market and below market leases, in place lease value and any assumed financing that is determined to be above or below market terms.

The Company expenses acquisition costs of all transactions as incurred. All costs related to finding, analyzing and negotiating a transaction are expensed as incurred as acquisition related costs, whether or not the acquisition is completed. These expenses include acquisition fees paid to the Business Manager.

Impairment

The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, the Company will be required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of real estate properties will be a significant estimate that can change based on the Company’s continuous process of analyzing each property and reviewing assumptions about inherently uncertain factors, as well as the economic condition of the property at a particular point in time.

Cost Capitalization and Depreciation Policies

Real estate acquisitions are recorded at cost less accumulated depreciation. Improvements and betterment costs will be capitalized and ordinary repairs and maintenance will be expensed as incurred.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of thirty years for buildings and improvements, and five to fifteen years for furniture, fixtures and equipment and site improvements. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease (including renewal periods for below market leases with fixed rate renewals) as an adjustment to net rental income. Acquired in-place lease costs and other leasing costs are amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Fair Value Measurements

The Company estimates fair value using available market information and valuation methodologies it believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they will not necessarily be indicative of amounts that would be realized upon disposition.

The Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy will consist of three broad levels, which are described below:

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Revenue Recognition

Rental income attributable to leases is recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents, and recognized monthly as it was earned. Leases entered into between a resident and a property for the rental of an apartment unit will generally be year-to-year, renewable upon consent of both parties. Retail/commercial leases will generally have five to ten year lease terms with market based renewal options.

Valuation of Accounts and Rents Receivable

The Company takes into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. At September 30, 2015 and December 31, 2014, the Company had a deferred tax asset of approximately $726,017 and $74,000, respectively, for which a valuation allowance was recorded in the same amount due to the uncertainty of realization.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the ASU eliminate the requirement of an acquirer to retrospectively account for provisional amounts that are identified during the measurement period after a business combination. This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The ASU also requires the acquirer to disclose the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued and will be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 3 – INCOME TAX

The Company had no uncertain tax positions as of September 30, 2015. The Company expects no significant increases in uncertain tax positions due to changes in tax positions within one year of September 30, 2015. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, the tax returns for the calendar years 2014 and 2013 remain subject to examination by U.S. and various state and local tax jurisdictions.

NOTE 4 - ACQUISITIONS

2015 Acquisitions

Date Acquired	Property Name	Location	Total Number of Units	Square Footage	Purchase Price
9/30/15	The Retreat at Market Square	Frederick, MD	206	194,732	$45,727,557

During the nine months ended September 30, 2015, the Company acquired, through its wholly owned subsidiary, the real estate property above by borrowing $45,750,000 in mortgage debt that is secured by a first priority mortgage on the property.

For properties acquired during the nine months ended September 30, 2015, the Company recorded revenue of $10,441 and property net income of $8,931 which excludes expensed acquisition related costs.

The Company incurred $1,207,188 and $0 during the three months ended September 30, 2015 and 2014, respectively, and $1,207,188 and $0 during the nine months ended September 30, 2015 and 2014, respectively, of acquisition, dead deal and transaction related costs. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table presents certain additional information regarding the Company’s acquisition during the nine months ended September 30, 2015. The amounts recognized for major assets acquired as of the acquisition date are as follows:

Property Name	Land	Building and Improvements	Furniture, Fixtures and Equipment	Acquired Lease Intangibles
The Retreat at Market Square	$6,301,838	$37,591,342	$1,232,754	$601,623

Pro Forma Disclosures

The following condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 include pro forma adjustments related to the acquisition and financing during 2015. The 2015 acquisition is presented assuming the acquisition occurred on January 1, 2014. Acquisition expenses for both the three and nine months ended September 30, 2015 of $1,207,188, related to the acquisition, are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Pro forma total income	$942,215	$382,621	$2,630,318	$593,608
Pro forma net loss	$(575,275)	$(921,691)	$(1,649,628)	$(3,215,658)
Loss per share	$(5.18)	$(8.30)	$(14.85)	$(28.95)

NOTE 5 – MORTGAGES PAYABLE

As of September 30, 2015, the Company’s mortgage loan is secured by a first mortgage on the property.

Property Name	Stated Interest Rate Per Annum	Principal Balance at September 30, 2015	Principal Balance at December 31, 2014	Maturity Date	Notes
The Retreat at Market Square	3.95%	$45,750,000	$—	September 30, 2016	(a)

(a)	The loan requires monthly payments of interest only until the maturity date. Subject to certain conditions, the Company has a one-time option to extend the maturity date for an additional seven year period to September 30, 2023. If extended, the mortgage loan would bear interest at a fixed rate equal to 3.79%. During the initial one-year term of the loan, the Sponsor has agreed to guarantee the payment of (i) all real estate taxes on the property which accrue or become due during the term of the loan, (ii) all Costs and Expenses, as defined, and (iii) any and all losses, damages, costs or expenses of the lender, which arise in consequence of certain events, as defined, provided that the guaranteed obligation will be limited to the payment of $9,150,000, plus enforcement costs. The Company has not paid, and will not pay, any fees or other consideration to the Sponsor for this guarantee.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6 – SEGMENT REPORTING

The Company has one reportable segment, multifamily real estate, as defined by U.S. GAAP for the nine months ended September 30, 2015 and 2014.

NOTE 7 – TRANSACTIONS WITH RELATED PARTIES

The Sponsor contributed $200,000 to the capital of the Company for which it received 8,000 shares of common stock which were subsequently converted into 8,000 shares of Class A common stock. On September 9, 2015, the Company sold 87,680.842 shares of Class A common stock to the Sponsor for an aggregate purchase price of $2,000,000, or $22.81 per share.

Since inception, the Sponsor has advanced $2,950,000 in cash to the Company, which is included in due to related parties on the accompanying consolidated balance sheets, to partially fund formation, offering and organization costs.

As of September 30, 2015, the Company had incurred $3,817,104 of offering and organization costs. Pursuant to the terms of the Offering, the Business Manager will repay all offering and organization expenses (excluding selling commissions) in excess of 2.0% of the gross proceeds of the Offering or all offering and organization expenses (including selling commissions) which together exceed 10.75% of the gross offering proceeds from Class A Shares and 6.75% of the gross offering proceeds from Class T Shares, sold in the primary offering over the life of the Offering.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014.

		Three months ended September 30,		Nine months ended September 30,		Amount Unpaid as of
		2015	2014	2015	2014	September 30, 2015	December 31, 2014
General and administrative expenses	(a)	$61,168	$—	$147,548	$—	$81,253	$95,289
Organization costs	(b)	—	225	—	1,610	—	—
Acquisition related costs	(c)	719,148	—	719,148	—	686,250	—
Offering costs	(d)	25,278	57,413	145,958	71,603	1,034,665	1,137,378
Business management fee	(e)	22,864	—	22,864	—	22,864	—
Mortgage financing fee	(f)	114,375	—	114,375	—	114,375	—
Sponsor non-interest bearing advances	(g)	450,000	—	2,650,000	—	2,950,000	300,000

(a)	The Business Manager and its affiliates are entitled to reimbursement for certain general and administrative expenses relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. The Company established a discount stock purchase policy for related parties that enables them to purchase shares of common stock at $22.81 per share. The Company sold 3,683 shares to related parties during the nine months ended September 30, 2015.

(b)	The Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs, that exceed 10.75% of the gross offering proceeds from Class A Shares, and 6.75% of the gross offering proceeds from Class T Shares sold in the “reasonable best efforts” offering over the life of the Offering.

(c)	The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each property and real estate-related asset acquired. The Business Manager and its affiliates are also reimbursed for acquisition and transaction related costs of the Business Manager and its affiliates relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(d)	The Company reimburses the Sponsor and its affiliates for costs and other expenses of the Offering that they pay on the Company’s behalf. Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also receives selling commissions equal to 6.0% of the sale price for each Class A Share sold and 2.0% of the sale price for each Class T Share sold and a dealer manager fee equal to 2.75% of the sale price for each share sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company does not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP.

(e)	The Company pays the Business Manager an annual business management fee equal to 0.6% of its “average invested assets,” payable quarterly in an amount equal to 0.15% of the Company’s average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities or consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter.

(f)	The Company pays the Business Manager, or its affiliates, a mortgage financing fee equal to 0.25% of the amount available or borrowed under the financing or the assumed debt if the Business Manager or its affiliates provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to finance properties or other assets, or that is assumed, directly or indirectly, in connection with the acquisition of properties or other assets.

(g)	This amount on the accompanying consolidated balance sheets contains non-interest bearing advances made by the Sponsor which the Company intends to repay.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On October 20, 2015, the Company’s board of directors authorized a daily cash dividend of $0.003424658 per Class A Share and $0.002768493 per Class T Share, payable to stockholders of record each day beginning on the close of business on November 1, 2015 through the close of business on November 30, 2015.

In addition, on October 20, 2015, the Company’s board of directors authorized a monthly stock dividend of 0.000833333 Class A Shares per Class A Share owned and 0.000833333 Class T Shares per Class T Share owned, payable to stockholders of record at the close of business on November 30, 2015.

Distributions declared for the month of November will be paid and distributed no later than December 7, 2015.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Residential Properties Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-199129), as amended, filed with the Securities and Exchange Commission, and factors described below:

•	No public market for our shares currently exists and one may never exist, and our stockholders may not be able to sell their shares under our share repurchase program (as amended, “SRP”) and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares;
•	Our board does not have any current plans to list our shares or pursue any other liquidity event, and we cannot guarantee that a liquidity event will occur;
•	We cannot guarantee that we will pay distributions but, if we do, we may pay all or a substantial portion of our distributions from sources other than cash flow from operations, including an unlimited amount of borrowings and net offering proceeds. We have not limited our use of any of these other sources. Payments of distributions from sources other than cash flows from operations reduce the amount of capital we ultimately invest in real estate assets;
•	The interest of later investors in our common stock will be diluted as a result of our payment of stock dividends that have been declared and will be further diluted if we make additional stock dividends;
•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by Inland Real Estate Investment Corporation or our “Sponsor” should not be used to predict our future results;
•	The number and value of real estate assets we acquire will depend, in part, on the net proceeds raised in the offering;
•	We do not have employees and will rely on Inland Residential Business Manager & Advisor, Inc. or our “Business Manager” and Inland Residential Real Estate Services, LLC or our “Real Estate Manager” to manage our business and assets;
•	Persons performing services for our Business Manager and our Real Estate Manager are employed by our Sponsor or its affiliates and will face competing demands for their time and service;
•	We do not have arm’s-length agreements with our Business Manager, Real Estate Manager or other affiliates of our Sponsor;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	We will rely on entities affiliated with our Sponsor to identify real estate assets;
•	We will pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;

•	We have not identified all of the specific real estate assets that we will acquire with the net proceeds raised in the offering, thus it is a “blind pool” offering;
•	Principal and interest payments on any borrowings will reduce the funds available for distribution or investment in additional real estate assets;
•	There are limits on the ownership and transferability of our shares; and
•	We may fail to qualify as a REIT and thus be required to pay entity-level taxes.

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

The following discussion and analysis relates to the three and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On February 17, 2015, we commenced our initial public offering, referred to herein as the “Offering”. We are authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share and Class T common stock, $.001 par value per share (“Class T Shares”), at $23.95 per share, in any combination, on a “reasonable best efforts” basis. We are also authorized to issue up to $190,000,000 of Class A and Class T Shares at a per share price of $23.75 and $22.81, respectively, pursuant to our distribution reinvestment plan (as amended, “DRP”). In addition, we declared that each share of common stock that was issued and outstanding immediately prior to the effective date of the amendment of our charter converted into one issued and outstanding Class A Share. As a result, the 8,000 shares of common stock our Sponsor owned as of December 31, 2014 were converted into 8,000 Class A Shares. On September 9, 2015, we sold 87,680.842 Class A Shares to the Sponsor for an aggregate purchase price of $2 million, or $22.81 per share. Giving effect to this sale, as of such date, having raised approximately $2.35 million in Class A Shares, we met our minimum offering requirement and broke escrow in all states, except Ohio, Pennsylvania, Tennessee and Washington.

We intend to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ending December 31, 2015 or our first year of material operations. In order to maintain our qualification as a REIT, we are required to, among other things, make aggregate annual distributions (other than capital gain dividends) to our stockholders of at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP) determined without regard to the deduction for dividends paid and excluding net capital gain, and meet certain tests regarding the nature of our income and assets.

On September 30, 2015, our wholly owned subsidiary acquired a fee simple interest in a 194,732 square foot 206-unit apartment community located in Frederick, Maryland, for approximately $46.0 million in cash, plus closing costs. The property was constructed in 2014. As of September 30, 2015, the property was 95.2% occupied, with 196 residential units leased. We funded the purchase by obtaining a fixed rate loan in an aggregate principal amount of $45.75 million with an interest rate of 3.95% that is secured by a first priority mortgage on the property. The mortgage loan matures on September 30, 2016.  Subject to certain conditions, we have a one-time option to extend the maturity date for an additional seven year period to September 30, 2023. If extended, the mortgage loan would bear interest at a fixed rate equal to 3.79%. During the initial one-year term of the loan, our Sponsor has agreed to guarantee the payment of (i) all real estate taxes on the property which accrue or become due during the term of the loan, (ii) all Costs and Expenses, as defined, and (iii) any and all losses, damages, costs or expenses of the lender, which arise in consequence of certain events, as defined, provided that the guaranteed obligation will be limited to the payment of $9.15 million, plus enforcement costs.

We expect to pay our Business Manager an acquisition fee equal to 1.5% of the contract purchase price, or approximately $0.7 million.

Liquidity and Capital Resources

General

Our principal demand for funds is to acquire real estate assets, to pay operating and offering expenses, to pay interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our SRP. We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions will be funded primarily from the sale of our shares, including those offered for sale through our DRP, as well as financing obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager and Inland Real Estate Acquisitions, Inc. evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to invest proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.

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

Our liquidity needs as of September 30, 2015 and 2014, have been primarily to pay administrative, organizational and offering costs. During the nine months ended September 30, 2015, we purchased a real estate property for approximately $46.0 million. At September 30, 2015 and December 31, 2014, we owed $4.9 million and $1.5 million, respectively, to our Sponsor and its affiliates for advances or unpaid services from these parties. These amounts include non-interest bearing advances by the Sponsor and its affiliates, which we intend to repay.

As of September 30, 2015, we received net offering proceeds of $2.6 million from the sale of our stock.

Cash Flow Analysis

	For the nine months ended September 30,
	2015	2014
Net cash flows used in operating activities	$(999,968)	$(93)
Net cash flows used in investing activities	$(45,986,910)	$—
Net cash flows provided by financing activities	$48,443,954	$—

Cash used in operating activities was $999,968 and $93 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase is due to an increase in acquisition related expenses.

Cash used in investing activities was $45,986,910 and $0 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase is due to the purchase of a real estate property on September 30, 2015.

Cash provided by financing activities was $48,443,954 and $0 for the nine months ended September 30, 2015 and 2014, respectively. The increase is due to an increase of $45,750,000 in proceeds from mortgages payable to fund the purchase of a real estate property, an increase of $2,357,800 in offering proceeds and an increase of $2,650,000 for Sponsor advances, offset by $2,291,290 for payment of offering costs and $22,556 for the payment of loan fees.

Results of operations

For the three and nine months ended September 30, 2015 and 2014, operations primarily consisted of acquisition related and general and administrative expenses. At the end of the third quarter, we purchased a real estate property in Frederick, Maryland. We funded the purchase, through our wholly owned subsidiary, by obtaining a loan for $45.75 million that is secured by a first priority mortgage on the property.

As of September 30, 2015, we had not declared or paid distributions.

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles or “U.S. GAAP.” The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We consider the policies below to be critical, because they require our management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Acquisitions

Upon acquisition, we determine the total purchase price of each property which includes the estimated contingent consideration to be paid or received in future periods, if any. We allocate the total purchase price of properties based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources. Such tangible assets include land, building improvements, furniture, fixtures and equipment and such intangible assets include acquired above market and below market leases, in place lease value and any assumed financing that is determined to be above or below market terms.

We expense acquisition costs of all transactions as incurred. All costs related to finding, analyzing and negotiating a transaction are expensed as incurred as acquisition related costs, whether or not the acquisition is completed. These expenses include acquisition fees paid to our Business Manager.

Cost Capitalization and Depreciation Policies

Real estate acquisitions are recorded at cost less accumulated depreciation. Improvements and betterment costs will be capitalized and ordinary repairs and maintenance will be expensed as incurred.

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of thirty years for buildings and improvements, and five to fifteen years for furniture, fixtures and equipment and site improvements. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease (including renewal periods for below market leases with fixed rate renewals) as an adjustment to net rental income. Acquired in-place lease costs and other leasing costs are amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Fair Value Measurements

We estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they will not necessarily be indicative of amounts that would be realized upon disposition.

We define fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy will consist of three broad levels, which are described below:

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

Revenue Recognition

Rental income attributable to leases is recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned. Leases entered into between a resident and a property for the rental of an apartment unit will generally be year-to-year, renewable upon consent of both parties. Retail/commercial leases will generally have five to ten year lease terms with market based renewal options.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the ASU eliminate the requirement of an acquirer to retrospectively account for provisional amounts that are identified during the measurement period after a business combination. This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The ASU also requires the acquirer to disclose the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued and will be applied prospectively to adjustments to provisional amounts that occur after the effective date. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for us on January 1, 2018 with early application permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Share Repurchase Program

The SRP is designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. The terms under which we may repurchase shares may differ between repurchases upon the death or “qualifying disability” of a stockholder or “Exceptional Repurchases” and all other repurchases or “Ordinary Repurchases.” The repurchase price for Ordinary Repurchases is equal to $21.60 per share and $21.61 per share for Class A Shares and Class T Shares, respectively, until the initial valuation date, and thereafter the repurchase price is equal to 96.0% of the most recent applicable estimated value per share reported by us.

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

In the case of Exceptional Repurchases, with respect to Class A Shares and Class T Shares, we may repurchase shares at a repurchase price equal to $22.50 per share and $22.51 per share for Class A Shares and Class T Shares, respectively, until the initial valuation date, and thereafter the repurchase price is equal to 100.0% of the most recent applicable estimated value per share reported by us. Exceptional Repurchases are not subject to a one-year holding period, or the 5% repurchase limit discussed above, and may be repurchased with funds from any source.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On October 20, 2015, our board of directors authorized a daily cash dividend of $0.003424658 per Class A Share and $0.002768493 per Class T Share, payable to stockholders of record each day beginning on the close of business on November 1, 2015 through the close of business on November 30, 2015.

In addition, on October 20, 2015, our board of directors authorized a monthly stock dividend of 0.000833333 Class A Shares per Class A Share owned and 0.000833333 Class T Shares per Class T Share owned, payable to stockholders of record at the close of business on November 30, 2015.

Distributions declared for the month of November will be paid and distributed no later than December 7, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Registration Statement filed on Form S-11.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended September 30, 2015.

We have incurred a net loss on a U.S. GAAP basis for the three and nine months ended September 30, 2015 of $1.4 million and $1.6 million, respectively. Our losses can be attributed, in part, to acquisition related expenses. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in December 2013 and, as of September 30, 2015, had acquired one residential property. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We exceeded the total limit we may borrow as set by our charter which may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.

As of September 30, 2015 we had borrowed approximately $45.75 million and had net assets, as defined in our charter, of approximately $(3.6) million. The amount of such borrowing in relation to net assets exceeded the limit set forth in our charter. Notwithstanding the determination by our board that exceeding the limit was justified, there is no assurance that we will not exceed the limit in the future. Borrowing reduces the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, the foreclosure of a nonrecourse loan generally is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure but would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

We expect to deposit our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank for interest-bearing accounts. At September 30, 2015, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited our funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

There is no public market for our shares, and our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

No public market currently exists, and one may never exist, for our shares. Our board intends to continually evaluate the time and form of a liquidity event or events for our stockholders. There is no assurance, however, that our board will in fact pursue a listing or any other particular type of liquidity event or the timing thereof. In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. Further, our charter limits any person or group from owning or controlling more than 9.8% in value of our outstanding stock, or 9.8% in value or in number (whichever is more restrictive) of each class of our shares, without the prior approval of our board.

Moreover, our amended and restated share repurchase program, which became effective on October 19, 2015, contains numerous restrictions that limit our stockholders’ ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any time and limiting the funds we will use to repurchase shares pursuant to the program. Under the program, as may be amended from time to time, we may make ordinary repurchases, as defined in the plan, from stockholders who have owned their shares continuously for at least a year. The repurchase price will be $21.60 per share and $21.61 per share for Class A Shares and Class T Shares, respectively, until the initial valuation date, and thereafter the repurchase price will be 96.0% of the most recent applicable estimated value per share reported by the Company.

In the case of exceptional repurchases, with respect to Class A Shares and Class T Shares, we may repurchase shares at a repurchase price equal to $22.50 per share and $22.51 per share for Class A Shares and Class T Shares, respectively, until the initial valuation date, and thereafter the repurchase price will be 100.0% of the most recent applicable estimated value per share reported by the Company.

Notwithstanding the foregoing, the repurchase price of the shares for ordinary repurchases and exceptional repurchases shall never be greater than the then-current public offering price. Stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year may request that we repurchase any number of shares by submitting a repurchase request, the form of which is available on our website, to our repurchase agent. We will effect all repurchases on the last business day of the calendar month or any other business day that may be established by our board of directors.

We may make ordinary repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds from the sale of Class A Shares and Class T Shares under our distribution reinvestment plan during that month to make ordinary repurchases; provided that, if we have excess funds from our distribution reinvestment plan during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases. Subject to funds being available, in the case of ordinary repurchases, we will limit the number of shares repurchased during any calendar year to 5% of the aggregate number of Class A Shares and Class T Shares outstanding on December 31st of the previous calendar year. In the event that we determine not to repurchase all of the shares presented during any month, including as a result of having insufficient funds or satisfying the 5% limit, to the extent we decide to repurchase shares, shares will be repurchased on a pro rata basis up to the limits described above. Any stockholder whose ordinary repurchase request has been partially accepted in a particular calendar month will have the remainder of his or her request included with all new repurchase requests we have received in the immediately following calendar month, unless he or she chooses to withdraw that request. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Moreover, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the share repurchase program may restrict or eliminate a stockholder’s ability to have us repurchase his or her shares and otherwise prevent a stockholder from liquidating his or her investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase program and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share repurchase program, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

We will be required to disclose an estimated value per share of each class of our common stock no later than 150 days following the second anniversary of breaking escrow in this offering, and the purchase price a stockholder pays for shares in this offering may be higher than the applicable estimated value per share. The estimated value per share may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

We are required, due to rules adopted by the Financial Industry Regulatory Authority, or FINRA, and contractual obligations in the selling agreements between our participating broker dealers and the Dealer Manager, to disclose an estimated value per share of our shares no later than 150 days following the second anniversary of breaking escrow in this offering. Our board of directors may determine to modify the offering prices, including the price at which the Class A Shares or Class T Shares are offered pursuant to our distribution reinvestment plan, to reflect the estimated value per share, but the offering price may differ from the estimated value per share. Any estimated value per share that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that stockholders could realize upon a sale of the company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the prices at which shares of our common stock would trade if they were listed on a national securities exchange.

The methodology used to determine the estimated value per share of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated value per share that is significantly different. In addition, the policies and procedures that are employed to calculate an estimated value per share in the future may not meet the then-current regulatory requirements.

The interest of later investors in our common stock will be diluted as a result of our payment of stock dividends that have been declared and will be further diluted if we make additional stock dividends.

On October 20, 2015, our board of directors authorized distributions for the month of November comprised of cash and stock. We may also declare and pay additional stock dividends in the future. We have not adjusted, and do not intend to adjust, the gross offering price of the Class A or Class T Shares to reflect any stock dividends. Investors who purchase our shares early in this offering, as compared with later investors, will receive more shares for the same cash investment as a result of any stock dividends. Because they own more shares, upon a sale or liquidation of the Company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors.

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

From the effective date of the Offering through September 30, 2015, we had sold the following securities in the Offering for the following aggregate offering prices:

•	103,058 Class A Shares, equal to $2,357,800 in aggregate gross offering proceeds, in the reasonable best efforts Offering.

From the effective date of the Offering through September 30, 2015, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$64,911
Offering costs paid to non-related parties	1,014,449
Total offering costs paid	$1,079,360

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through September 30, 2015, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were approximately $1.3 million. As of September 30, 2015, we had used approximately $0.7 million of these net proceeds to purchase interests in real estate and pay related costs, of which $32,898 was paid to related parties, and $22,556 to pay loan origination costs. The remaining net proceeds were held as cash at September 30, 2015.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and chief executive officer
Date:	November 12, 2015

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	November 12, 2015

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	November 12, 2015

Exhibit Index

Exhibit No.	Description
1.1	Second Amended and Restated Dealer Manager Agreement, dated September 8, 2015 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 9, 2015 (file number 333-199129))

1.2	Second Amended Form of Soliciting Dealer Agreement (included as Exhibit A in Exhibit 1.1)

4.1	Third Amended and Restated Distribution Reinvestment Plan, dated September 8, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 9, 2015 (file number 333-199129))

4.2	Amended and Restated Share Repurchase Program, effective October 19, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2015 (file number 333-199129))

10.1	Purchase and Sale Agreement, dated July 20, 2015, by and between Inland Real Estate Acquisitions, Inc. and The Haven at Market Square, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.2	Assignment and Assumption of Purchase and Sale Agreement, dated September 30, 2015, by and between Inland Real Estate Acquisitions, Inc. and IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.3	Assignment and Assumption of Leases, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and The Haven at Market Square, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.4	Loan Agreement, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.5	Secured Promissory Note, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.6	Purchase Money Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C., Lawyers Title Realty Services, Inc., as trustee, for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.7	Assignment of Leases and Rents, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. to Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.8	Security Agreement, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.9	Guaranty, dated September 30, 2015, by Inland Real Estate Investment Corporation in favor of Parkway Bank and Trust Company with respect to certain indebtedness and liabilities of IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.10	Environmental Indemnity Agreement, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. and Inland Real Estate Investment Corporation in favor of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on November 12, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.