Form 10-K
period 2015-12-31
Inland Residential Properties Trust, Inc.
filed 2016-03-29
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-199129

Inland Residential Properties Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0966998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, the registrant currently is conducting an offering of its shares of common stock pursuant to a registration statement on Form S-11. In its primary offering, the registrant is selling shares of its Class A common stock for $25.00 per share, with discounts available for certain categories of purchasers and shares of its Class T common stock for $23.95 per share. There were no shares held by non-affiliates as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter). As of March 24, 2016, there were 515,696 shares of Class A common stock and 27,635 shares of Class T common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year, into Part III of this Form 10-K to the extent stated herein.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

PART I

Item 1. Business

General

Inland Residential Properties Trust, Inc. (which we refer to herein as the “Company”, “we”, “our”, or “us”) was formed on December 19, 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 metropolitan statistical areas throughout the United States, which generally contain populations greater than 500,000 people. We plan to own substantially all of our assets through an operating partnership (our “operating partnership”), of which we are the sole general partner. Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is an indirect subsidiary of The Inland Group, Inc. Various affiliates of our Sponsor are involved in our business. We are externally managed and advised by Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations. Our property is managed by Inland Residential Real Estate Services LLC, referred to herein as our “Real Estate Manager”, an indirect wholly owned subsidiary of our Sponsor.

On February 17, 2015, we commenced our initial public offering.  We are authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share and Class T common stock, $.001 par value per share (“Class T Shares” and, together with the Class A Shares, the “Shares”), at a price of $23.95 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”). We are also authorized to issue up to $190,000,000 of Class A and Class T Shares at a per share price of $23.75 and $22.81, respectively, pursuant to our distribution reinvestment plan (as amended, “DRP”). At December 31, 2015 we owned one 206 unit multi-family community of which 186 residential units were leased.

We provide the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

We provide stockholders with the option to purchase additional shares from us by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, cash distributions paid on Class A Shares and Class T Shares, as applicable, will be used to purchase Class A Shares and Class T Shares, respectively. Such purchases under the DRP will not be subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP and are made initially at a price of $23.75 and $22.81 per Class A Share and Class T Share, respectively. The price is subject to change after the earlier of (1) the change of the public offering price in a public “reasonable best efforts” offering of our Class A Shares from $25.00 per Class A Share or Class T Shares from $23.95 per Class T Share, as applicable, if there is a change, and (2) termination of all “reasonable best efforts” public offerings of our Class A Shares or Class T Shares, as applicable.

Pursuant to the DRP, 61 Class A Shares were sold for $1,457 in aggregate gross offering proceeds for the year ended December 31, 2015.

Share Repurchase Program

Under the share repurchase program (as amended, “SRP”), we are authorized to purchase shares from stockholders who have held their shares for at least one year, if requested, if we choose to repurchase them. Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP will come from proceeds we receive from the DRP. In the case of repurchases made because of the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

There were no repurchases through the SRP for the year ended December 31, 2015.

Segment Data

We currently view our real estate portfolio as one reportable operating segment in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  Accordingly, we did not report any other segment disclosure for the years ended December 31, 2015, 2014 and 2013.  Information related to our reportable business segment for the years ended December 31, 2015, 2014 and 2013 is set forth in Note 7 to our accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Tax Status

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with the tax year ended December 31, 2015. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

Competition

The multi-family real estate market is highly competitive. We compete in our market with other owners and operators of multi-family properties. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to tenants’ needs and the manner in which the property is operated. The number of competing properties in our particular market could have a material effect on our property’s occupancy levels, rental rates and operating expenses.

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Employees

We do not have any employees. In addition, all of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their services rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Manager; provided that, for these purposes, the corporate secretary of the Company and the Business Manager is not considered an “executive officer.”

Conflicts of Interest

Certain persons performing services for our Business Manager and Real Estate Manager are employees of IREIC or its affiliates, and may also perform services for its affiliates and other IREIC-sponsored entities. These individuals face competing demands for their time and services and may have conflicts in allocating their time between our business and assets and the business and assets of these other entities. IREIC also may face a conflict of interest in allocating personnel and resources among these entities. In addition, conflicts exist to the extent that we acquire properties in the same geographic areas where properties owned by other IREIC-sponsored programs are located. In these cases, a conflict may arise in the acquisition or leasing of properties if we and another IREIC-sponsored program are competing for the same properties or tenants, or a conflict may arise in connection with the resale of properties if we and another IREIC-sponsored program are selling similar properties at the same time.

Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board of directors reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction. Further, we may not engage in certain transactions with entities sponsored by, or affiliated with, IREIC unless a majority of our board of directors, including a majority of our independent directors, finds the transaction to be fair and reasonable and on terms no less favorable to us than those from an unaffiliated party under the same circumstances. Our board has adopted a conflicts of interest policy prohibiting us (except as noted below), without the approval of our independent directors, from engaging in the following types of transactions with IREIC-affiliated entities:

•

purchasing properties from, or selling properties to, any IREIC-affiliated entities (excluding circumstances where an entity affiliated with IREIC, such as Inland Real Estate Acquisitions, Inc. (“IREA”), enters into a purchase agreement to acquire a property and does not enter the chain of title but merely assigns the purchase agreement to us);

•

making loans to, or borrowing money from, any IREIC-affiliated entities (this excludes expense advancements under existing agreements, waivers of fees due under certain agreements and the deposit of monies in any banking institution affiliated with IREIC); and

•	investing in joint ventures with any IREIC-affiliated entities.

Likewise, our agreements or relationships between us and IREIC and its affiliates, including, for example, agreements with the Business Manager and Real Estate Manager, must also be approved by our independent directors prior to our renewal of those agreements.  Notwithstanding the foregoing, to facilitate an acquisition or borrowing, the Business Manager, or an affiliate thereof (including IREA), may purchase properties or other assets in its own name or assume loans in connection with the purchase of properties pending allocation of the property to us or our decision to acquire the property.  Any asset acquired by the Business Manager or an affiliate thereof will be transferred to us at the lesser of: (1) the price paid for the asset by the entity plus any cost incurred by the entity in acquiring or financing the asset; or (2) a price not to exceed its “fair market value” on an “as is” basis as determined by an MAI appraisal prepared by an unaffiliated third party and dated no earlier than six months prior to the time the asset is transferred to us.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our property as of December 31, 2015 will require us to incur material expenditures to comply with these laws and regulations.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, on our website, www.InlandResidentialTrust.com, or by responding to requests addressed to our investor relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Certifications

We have filed with the SEC the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2 and 31.3 to this Annual Report on Form 10-K.

Item 1A. Risk Factors

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders. Potential investors and our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors,” section.

Risks Related to Our Business

We have a limited operating history, and the prior performance of programs sponsored by IREIC should not be used to predict our future results.

We have a limited operating history and are subject to all of the risks, uncertainties and difficulties frequently encountered by other similarly-situated companies. We and our Business Manager must, among other things, continue to:

•	identify and acquire real estate assets consistent with our investment strategies;
•	increase awareness of the Inland Residential Properties Trust, Inc. name within the investment products market;
•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations; and
•	continue to build and expand our operations structure to support our business.

You should not rely upon the past performance of other IREIC-sponsored programs as an indicator of our future performance. There is no assurance that we will achieve our investment objectives.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2015, 2014 and the period from December 19, 2013 (inception) through December 31, 2013.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2015 and 2014 and the period from December 19, 2013 (inception) through December 31, 2013 of approximately $2.5 million, $154,000 and $31,000 respectively. Our losses can be attributed, in part, to acquisition related expenses. We may incur net losses in the future. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in December 2013 and, as of December 31, 2015, had acquired one multi-family property. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

There is no established public trading market for our shares, and our stockholders may not be able to sell their shares under our SRP and, if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares.

There is no established public trading market for our shares and no assurance that one may develop. This may inhibit the transferability of our shares.  Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date.  There is no assurance the board will pursue a listing or other liquidity event at any time in the future.  In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing.  Thus, investors in our common stock should be prepared to hold their shares for an unlimited period of time. Our charter also limits any person or group from owning or controlling more than 9.8% in value of our outstanding stock, or 9.8% in value or in number (whichever is more restrictive) of each class of our shares, without the prior approval of our board.

Moreover, our SRP contains numerous restrictions that limit our stockholders’ ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any time and the funds we may use to repurchase shares pursuant to the program. We may make ordinary repurchases, as defined in the SRP, from stockholders who have owned their shares continuously for at least a year. The repurchase price is equal to $21.60 per Class A Share and $21.61 per Class T Share until the initial valuation date, and thereafter the repurchase price will be 96.0% of the most recent applicable estimated value per share reported by us.

In the case of exceptional repurchases, as defined in the SRP, we may repurchase shares at a repurchase price equal to $22.50 per Class A Share and $22.51 per Class T Share until the initial valuation date, and thereafter the repurchase price will be 100.0% of the most recent applicable estimated value per share reported by us.

Notwithstanding the foregoing, the repurchase price of the shares for ordinary repurchases and exceptional repurchases may never be greater than the then-current public offering price.

We may make ordinary repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds from the sale of Class A Shares and Class T Shares under our DRP during that month to make ordinary repurchases; provided that, if we have excess funds from our DRP during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases. Subject to funds being available, in the case of ordinary repurchases, we limit the number of shares repurchased during any calendar year to 5% of the aggregate number of Class A Shares and Class T Shares outstanding on December 31st of the previous calendar year. In the case of exceptional repurchases, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange.

Moreover, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the SRP may restrict or eliminate a stockholder’s ability to have us repurchase his or her shares and otherwise prevent a stockholder from liquidating his or her investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the SRP and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the SRP, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

We will be required to disclose an estimated value per share of each class of our common stock no later than 150 days following the second anniversary of breaking escrow in our Offering, and the purchase price a stockholder pays for shares in our Offering may be higher than the applicable estimated value per share. The estimated value per share may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

We are required, due to rules adopted by the Financial Industry Regulatory Authority, or FINRA, and contractual obligations in the selling agreements between our participating broker dealers and our dealer manager, to disclose an estimated value per share of our shares no later than 150 days following the second anniversary of breaking escrow in our Offering. Our board of directors may determine to modify the offering prices to reflect the estimated value per share, but the offering price may differ from the estimated value per share. Also, on and after the date on which we report an estimated value of our shares, the price at which the Class A Shares or Class T Shares are offered pursuant to our DRP will be adjusted to reflect the estimated value per share. Any estimated value per share that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with U.S. GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that stockholders could realize upon a sale of the Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the prices at which shares of our common stock would trade if they were listed on a national securities exchange.

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

We have declared and paid, and may continue to declare and pay, distributions in cash and stock. We have not adjusted, and do not intend to adjust, the gross offering price of the Class A or Class T Shares to reflect any stock dividends. Investors who purchase our shares early in our Offering, as compared with later investors, will receive more shares for the same cash investment as a result of any stock dividends. Because they own more shares, upon a sale or liquidation of the Company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors.

The amount and timing of distributions, if any, may vary. We may pay distributions from sources other than cash flow from operations, including the net offering proceeds of our Offering.

There are many factors that can affect the availability and timing of distributions paid to our stockholders such as our ability to buy, and earn positive yields on, assets, our operating expense levels, as well as many other variables. We may not generate sufficient cash flow from operations to pay any distributions to our stockholders. The actual amount and timing of distributions, if any, will be determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions. Actual cash available for distribution may vary substantially from estimates made by our board.

If we cannot generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions during any given period, we may pay all or a substantial portion of our cash distributions from retained cash flow, from borrowings, from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering. Moreover, we may pay distributions that exceed our funds from operations or FFO. Distributions in excess of FFO may indicate that the level of distributions may not be sustainable going forward. Distributions funded from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our Offering. We have not limited the amount of monies from any of these sources that may be used to fund distributions except as limited by Maryland law.

Funding distributions from the proceeds of our Offering, borrowings or asset sales will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares.

To date, we have not yet generated positive cash flow from operations to cover distribution payments. Until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our Offering, we have and will likely continue to pay distributions from the net proceeds of our Offering. We began declaring cash distributions and stock dividends to stockholders of record during November 2015 and as of November 30, 2015 respectively.  100% ($13,683) of the cash dividends paid to stockholders through December 31, 2015, have been paid from the net proceeds of our Offering, which reduces the proceeds available for other purposes, including investing in real estate assets. There is no assurance we will generate sufficient cash flow from operations to cover distributions.

We may have difficulty funding the distribution and stockholder servicing fees payable to our dealer manager with funds provided by our operations.

Until the proceeds from our Offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund the distribution and stockholder servicing fees payable to our dealer manager. Therefore, particularly in the earlier part of our Offering, we may fund these ongoing fees from other sources, such as offering proceeds, borrowings, cash resulting from a waiver or deferral of fees otherwise payable to the Business Manager or its affiliates, interest income from our cash balances and proceeds from sales of assets. The use of these sources and the ultimate repayment of any liabilities incurred (such as from borrowings) could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially reduce the overall return and adversely impact and dilute the value of your investment in shares of our common stock.

Our Business Manager is under no obligation, and may not agree, to forgo or defer its business management fee.

From time to time, IREIC or its affiliates have forgone or deferred a portion of certain fees due them from the other REITs previously sponsored by IREIC to ensure that the particular REIT generated sufficient cash from operating activities to pay distributions. In addition, from time to time, IREIC or its affiliates have contributed monies to the other IREIC-sponsored REITs to fund distributions. In each case, IREIC or its affiliates determined the amounts that would be forgone, deferred or contributed in its or their sole discretion.

Likewise, we may fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management or acquisition fees, or waives its right to be reimbursed for certain expenses. Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of these fees or reimbursements. Further, there is no assurance that any of these other sources will be available to fund distributions.

Market disruptions may adversely impact many aspects of our operating results and operating condition.

The availability of debt financing secured by commercial real estate is subject to tightened underwriting standards when compared to pre-recession standards. Further, after a period of near zero interest rates, the U.S. Federal Reserve raised interest rates by 0.25% in December 2015, which may affect U.S. economic conditions as a whole, or real estate industry conditions such as:

•

an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•

our ability to borrow on terms and conditions that we find acceptable may be limited, which could result in our investment operations (real estate assets) generating lower overall economic returns and a reduced level of cash flow from what was anticipated at the time we acquired the asset, which could potentially impact our ability to make distributions to our stockholders, or pursue acquisition opportunities, among other things, and increase our interest expense;

•

a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate activity, and reduce the loan to value ratio upon which lenders are willing to lend;

•

the value of certain of our real estate assets may decrease below the amounts we pay for them, which would limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by these assets and could reduce the availability of unsecured loans;

•

the value and liquidity of short-term investments, if any, could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for these investments or other factors; and

•

one or more counterparties to derivative financial instruments that we may enter into could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.

We may suffer from delays in selecting, acquiring and developing suitable assets.

Regardless of the amount of capital we raise or borrow, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest. The more money we raise in our Offering, the more important it will be to invest the net offering proceeds promptly. We could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements such as those imposed by the SEC which require us to provide audited financial statements for certain significant acquisitions and our reliance on IREA and other affiliates of IREIC to locate suitable investments for us at times when those entities are simultaneously seeking to locate suitable investments for other IREIC-sponsored programs. We also may experience delays as a result of negotiating or obtaining the necessary purchase documentation to close an acquisition. Further, our investments may not yield immediate returns, if at all.

We also may invest the net proceeds we receive from our Offering in short-term, highly liquid but very low-yield investments. These yields will be less than the distribution yield paid to stockholders, requiring us to earn a greater return from our other investments to make up for this “negative spread.” There is no assurance we will be able to do so. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay expenses or to acquire real estate assets instead of funding distributions with these funds.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires our independent directors to review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for implementing them, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

Actions of our joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties. Our organizational documents do not limit the amount of funds that we may invest in these joint ventures. We intend to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. The venture partners may share certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to, the following:

•

that the current economic conditions make it more likely that our partner in an investment may become bankrupt, which would mean that we and any other remaining partner would generally remain liable for the entity’s liabilities;

•

that our partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, and that we may not agree on all proposed actions to certain aspects of the venture;

•	that our partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our objective to qualify as a REIT;
•	that, if our partners fail to fund their share of any required capital contributions, we may be required to contribute that capital;
•	that venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;
•

that our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the agreements and that, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership;

•

that disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business; and

•	that we may in certain circumstances be liable for our partner’s actions.

The failure of any bank in which we deposit our funds would reduce the amount of cash we have available to fund operations, to pay distributions or invest in real estate assets.

The Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank for interest-bearing accounts. At December 31, 2015, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited our funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund operations, distribute or invest.

We rely on IREIC and its affiliates and subsidiaries to manage and conduct our operations, including our Offering. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our business and ability to achieve our investment objectives.

We depend on IREIC and its affiliates and subsidiaries to manage and conduct our operations, including our Offering. IREIC directly owns and controls our dealer manager. IREIC also owns and controls our Business Manager and Real Estate Manager through subsidiaries. IREIC has sponsored numerous public and private programs and through its affiliates or subsidiaries has provided offering, asset, property and other management and ancillary services to these entities. From time to time, IREIC or the applicable affiliate or subsidiary has waived fees or made capital contributions to support these public or private programs. IREIC or its applicable affiliates or subsidiaries may waive fees or make capital contributions in the future. Further, IREIC and its affiliates or subsidiaries may from time to time be parties to litigation or other claims arising from sponsoring these entities or providing these services. As such, IREIC and these other entities may incur costs, liabilities or other expenses arising from litigation or claims that are either not reimbursable or not covered by insurance. Future waivers of fees, additional capital contributions or costs, liabilities or other expenses arising from litigation or claims could have a material adverse effect on IREIC’s financial condition and ability to fund our Business Manager or Real Estate Manager to the extent necessary.

If our Business Manager or Real Estate Manager lose or are unable to obtain key personnel, our ability to implement our investment strategies could be hindered.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Business Manager and Real Estate Manager. Neither we nor our Business Manager or Real Estate Manager has employment agreements with these persons, and we cannot guarantee that all, or any particular one, will continue to be available to provide services to us. If any of the key personnel of our Business Manager or Real Estate Manager were to cease their employment or other relationship with our Business Manager or Real Estate Manager, respectively, our results and ability to pursue our business plan could suffer. Further, we do not intend to separately maintain “key person” life insurance that would provide us with proceeds in the event of the death or disability of these persons. We believe our future success depends, in part, upon the ability of our Business Manager and Real Estate Manager to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Business Manager or Real Estate Manager will be successful in attracting and retaining skilled personnel. If our Business Manager or Real Estate Manager lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment could decline.

If we become self-managed by internalizing our management functions, we may be unable to retain key personnel.

At some point in the future, we may consider becoming self-managed by internalizing the functions performed for us by our Business Manager. Even if we become self-managed, we may not be able to hire certain key employees of the Business Manager and its affiliates, even if we are allowed to offer them positions with our Company. Although we are generally restricted from soliciting these persons pursuant to certain provisions set forth in the business management agreement, during the one-year period after the Business Manager’s receipt of an internalization notice, the Business Manager will permit us to solicit for hire the “key” employees of the Business Manager and its affiliates, including all of the persons serving as the executive officers of our Company or the Business Manager who do not also serve as directors or officers of any other IREIC-sponsored REITs. However, presently all of the executive officers of the Company and the Business Manager also serve as directors or officers of at least one other IREIC-sponsored REIT. Failure to hire or retain key personnel could result in increased costs and deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs and divert management’s attention from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.

If we seek to become self-managed other than as provided for under our business management agreement, we could incur greater costs and lose key personnel.

Our board may decide that we should pursue self-management by hiring our own group of executives and other employees or entering into an agreement with a third party, such as a merger, instead of by transitioning the services performed by our Business Manager. The costs that we would incur in this case are uncertain and may be substantial. Further, we would lose the benefit of the experience of our Business Manager. Further, if we seek to internalize the functions performed for us by our Real Estate Manager, the purchase price will be separately negotiated by our independent directors, or a committee thereof, and will not be subject to the transition procedures described in our business management agreement.

Our operations, including any potential self-management transaction, could be subject to litigation which could cause us to suffer a financial loss and could adversely impact the ability of our Business Manager to manage our operations.

Our operations, including any self-management transaction, may be subject to litigation or regulatory investigations which may distract management’s attention and may cause us to incur substantial costs even if we are not liable or the investigation does not find problems or wrongdoing.

As an “emerging growth company,” we are permitted to rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•

submit certain executive compensation matters to stockholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

•

disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

If we choose to take advantage of any or all of these provisions, the information that we provide you in our future public filings may be different than that of other public companies. The exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We continue to evaluate and monitor developments with respect to these rules and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.

Stockholders’ return on investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.

The Company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with regulation under the Investment Company Act with respect to capital structure (including the registered entity’s ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would limit our ability to make certain investments and require us to significantly restructure our operations and business plan. The costs we would incur and the limitations that would be imposed on us as a result of such compliance and restructuring would negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies.

We believe that neither we nor any subsidiaries we own fall within the definition of an investment company under Section 3(a)(1) of the Investment Company Act because we primarily engage in the business of investing in real property, through our wholly or majority-owned subsidiaries, each of which has at least 60% of their assets in real property. The Company conducts its operations, directly and through wholly or majority-owned subsidiaries, so that none of the Company and its subsidiaries is registered or will be required to register as an investment company under the Investment Company Act. Section 3(a)(1) of the Investment Company Act, in relevant part, defines an investment company as (i) any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities, or (ii) any issuer that is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” The term “investment securities” generally includes all securities except government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We and our subsidiaries are primarily engaged in the business of investing in real property and, as such, fall outside of the definition of an investment company under Section 3(a)(1)(A) of the Investment Company Act. We also conduct our operations and the operations of our subsidiaries so that each complies with the 40% test.

Accordingly, we believe that neither the Company nor any of its wholly and majority-owned subsidiaries will be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If the Company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. To rely upon Section 3(c)(5)(C) of the Investment Company Act as it has been interpreted by the SEC staff, an entity would have to invest at least 55% of its total assets in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate investments,” and maintain an additional 25% of its total assets in qualifying real estate investments or other real estate-related assets. The remaining 20% of the entity’s assets can consist of miscellaneous assets. These criteria may limit what we buy, sell and hold.

We classify our assets for purposes of Section 3(c)(5)(C) based in large measure upon no-action letters issued by the SEC staff and other interpretive guidance provided by the SEC and its staff. The no-action positions are based on factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage-backed securities, other mortgage-related instruments, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets, and therefore, we may limit our investments in these types of assets. The SEC or its staff may not concur with the way we classify our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to no longer be in compliance with the exemption from the definition of an “investment company” provided by Section 3(c)(5)(C) and may force us to re-evaluate our portfolio and our investment strategy. For example, on August 31, 2011, the SEC issued a concept release and request for comments regarding the Section 3(c)(5)(C) exemption (Release No. IC-29778) in which it contemplated the possibility of issuing new rules or providing new interpretations of the exemption that might, among other things, define the phrase “liens on and other interests in real estate” or consider sources of income in determining a company’s “primary business.” To the extent that the SEC or its staff provides more specific or different guidance, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

A change in the value of any of our assets could cause us to fall within the definition of “investment company” and negatively affect our ability to be free from registration and regulation under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Sales may be required during adverse market conditions, and we could be forced to accept a price below that which we would otherwise consider appropriate. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Any such selling, acquiring or holding of assets driven by Investment Company Act considerations could negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies, which may have a material adverse effect on our business, results of operations and financial condition.

If we were required to register the Company or any of its subsidiaries as an investment company but failed to do so, we or the applicable subsidiary would be prohibited from engaging in our or its business, and criminal and civil actions could be brought against us or the applicable subsidiary. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

A potential change in current U.S. GAAP accounting standards or SEC and FINRA regulations, regarding the accounting for the distribution and stockholder servicing fees, may impact how this fee is currently accounted for by us, which may require us to restate previously issued financial statements.

We pay a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of our estimated value per share) for each Class T Share sold in our Offering. The distribution and stockholder servicing fee accrues daily and is paid monthly in arrears. The fee is ongoing and is not paid at the time of purchase.  Currently, no authoritative U.S. GAAP guidance specifically addresses the accounting treatment of a distribution and stockholder servicing fee.  In addition, the SEC and FINRA have not provided any regulation regarding its accounting treatment.  We account for this fee as a charge to equity on a periodic basis as it becomes contractually due and payable.  Therefore, no accrual for an estimate of the full amount of distribution and stockholder servicing fees is established at the time a Class T Share is sold.  In the event U.S. GAAP guidance changes and/or the SEC or FINRA issue regulations regarding the accounting for this fee, we may be required to adjust our accounting for this fee in the current and prior periods.  This could result in a restatement of previously issued financial statements using an alternative accounting policy which may require the upfront accrual of the full amount of the estimated future distribution and stockholder servicing fees and/ or the expensing of a portion of or this entire fee. At December 31, 2015, the amount of distribution and stockholder servicing fees not accrued is approximately $14,329.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

A failure of our information technology (IT) infrastructure could adversely impact our business and operations.

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to changing needs of our business. We face the challenge of supporting older systems and hardware and implementing necessary upgrades to our IT infrastructure.  We may not be able to successfully implement these upgrades in an effective manner.  In addition, we may incur significant increases in costs and extensive delays in the implementation and rollout of any upgrades or new systems.  If there are technological impediments, unforeseen complications, errors or breakdowns in implementation, the disruptions could have an adverse effect on our business and financial condition.

Risks Related to Investments in Real Estate

There are inherent risks with real estate investments.

Investments in real estate assets are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions. Investments in real estate assets also are subject to adverse changes in general economic conditions which, for example, reduce the demand for rental of multi-family units.

Among the factors that could impact our real estate assets and the value of an investment in us are:

•	local conditions such as an oversupply of multi-family units or reduced demand for properties of the type that we seek to acquire;
•	inability to collect rent from tenants;
•	vacancies or inability to rent units on favorable terms;
•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;
•	deflation which could reduce the value of our assets;
•	adverse changes in the federal, state, or local laws and regulations applicable to us;
•	the relative illiquidity of real estate investments;
•	changing market demographics;
•	an inability to acquire and finance real estate assets on favorable terms, if at all;
•	acts of God, such as earthquakes, floods or other uninsured losses; and
•	changes or increases in interest rates and availability of financing.

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.

U.S. and international financial markets have been volatile, particularly over the last several years. The effects of this volatility may persist particularly as financial institutions continue to restructure their business and capital structures in response to new, or enhanced, regulation requirements, all of which could impact the availability of credit and overall economic activity as a whole.

In addition, we are subject to the risks generally incident to the ownership of real estate assets. For example, even though we may purchase assets at a discount from historical cost or market value due to, among other things, substantial deferred maintenance, abandonment, undesirable location or market, or poorly structured financing of the real estate or debt instruments underlying the assets, there is no assurance that we will be able to overcome these factors. All of these factors could further decrease the value of real estate assets.

Further, the fluctuation in market conditions makes judging the future performance of these assets difficult. The real estate assets we acquire may substantially decline in value, which would, among other things, negatively impact our ability to finance or refinance debt secured by these assets or earn positive returns on these assets, and may require us to write down or impair the value of these assets, which would have a negative impact on our results of operations and ability to pay or sustain distributions.

We may be unable to renew leases as leases expire.

We may not be able to lease multi-family units which are vacant or become vacant because a tenant decides not to renew its lease. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. Our occupancy levels and lease terms may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multi-family and single family housing, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multi-family rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low interest mortgages for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond our control. In addition, various state and local municipalities are considering and may continue to consider rent control legislation or take other actions which could limit our ability to raise rents. Finally, the federal government’s policies, many of which may encourage home ownership, can increase competition and possibly limit our ability to raise rents. Some of our properties may also contain retail space. The long term nature of the leases for this type of space and the characteristics of retail tenants likely to inhabit the space (generally small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or for market rates. We also may not be able to release or the terms of the new lease, including the cost of allowances and concessions to tenants, may be less favorable than the terms of the old lease. Any retail space in our properties will also compete with other retail properties. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations.

Impact of climate change

To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. Any increases in the expenses we incur to repair or rebuild our properties would reduce our cash flow and ability to pay distributions.

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our newly acquired properties without a corresponding increase in revenue. Any increases in the expenses we incur to own and maintain our properties would reduce our cash flow and ability to pay distributions.

Our real estate assets may be subject to impairment charges.

We continually evaluate the recoverability of the carrying value of our real estate asset under U.S. GAAP. Factors considered in evaluating impairment of our multi-family asset held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a multi-family asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of the assets require the judgment of management. However, these estimates require the use of estimated market values, which are currently difficult to assess. If external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of our assets, we could be required to record additional impairment charges. Any future impairment could have a material adverse effect on our results of operations and financial condition in the period in which the charge is taken. We may be required to take charges in the future related to the impairment of our assets.

Increased competition and increased affordability of residential homes could limit our ability to retain tenants, lease multi-family homes or increase or maintain rents.

The multi-family sector is highly competitive. This competition could reduce occupancy levels and revenues at our multi-family community, which would adversely affect our operations. We face competition from many sources. We face competition from other multi-family communities both in the immediate vicinity and in the larger geographic market where our multi-family community is located. These competitors may have greater experience and financial resources than us giving them an advantage in attracting tenants to their properties. For example, our competitors may be willing to offer multi-family homes at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our property. Overbuilding of multi-family communities may also occur. If so, this will increase the number of multi-family homes available and may decrease occupancy and multi-family rental rates. In addition, increases in operating costs due to inflation may not be offset by increased multi-family rental rates. Furthermore, multi-family communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including owner occupied single- and multi-family homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes available to rent or buy caused by historically low mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease multi-family homes and increase or maintain rental rates.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.

Fannie Mae and Freddie Mac are a major source of financing for multi-family real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses, or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multi-family housing more generally may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family assets and, as a result, may adversely affect our future growth and operations.

Our multi-family asset may not achieve anticipated results.

Our multi-family property may not achieve anticipated results because:

•	We fail to achieve expected occupancy and rental rates; and
•	We are unable to successfully integrate acquired properties and operations.

Costs associated with moisture infiltration and resulting mold remediation may be costly.

As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there have been a number of lawsuits against owners and managers of multi-family properties relating to moisture infiltration and resulting mold. Mold growth may be attributed to the use of exterior insulation finishing systems. The terms of our property and general liability policies will generally exclude certain mold-related claims. In this case, we would be required to use our funds to resolve the issue, including litigation costs. Liabilities resulting from moisture infiltration and the presence of or exposure to mold will have an adverse impact on our business, results of operations and financial condition.

We may experience increased costs to own and maintain our properties.

We may experience increased costs associated with capital improvements and routine property maintenance, such as repairs to the foundation, exterior walls, and rooftops of our properties. Any increases in the expenses we incur to own and maintain our properties would reduce our cash flow and ability to pay distributions.

We depend on tenants for our revenue, and therefore, our revenue and our ability to make distributions to our stockholders is dependent upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. A substantial number of non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.

The underlying value of our properties and the ability to make distributions to our stockholders depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our Company. Tenants’ inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our tenants’ ability to make rental payments. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing the affected units. We may be unable to re-lease the affected units for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment to decline.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

For the year ended December 31, 2015, 100% of our rental income was generated by a property located in Maryland. Your investment is subject to greater risk because we lack a geographically diversified portfolio of properties.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our Business Manager and Real Estate Manager in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

We may be unable to sell assets if or when we decide to do so.

Qualifying as a REIT and avoiding registration under the Investment Company Act as well as many other factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type, may limit our ability to sell real estate assets. These factors are beyond our control. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

Operating expenses may increase in the future and to the extent these increases cannot be passed on to our tenants in the form of rent increases, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance, are not fixed and may increase in the future. Any increases would cause our cash flow and our operating results to decrease, which could have a material adverse effect on our ability to pay or sustain distributions.

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

An increase in real estate taxes may decrease our income from properties.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes will increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. In fact, property taxes may increase even if the value of the underlying property declines. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Such increases will adversely affect our cash flow from operations and our ability to pay distributions.

If we contract with a development company for a newly developed property, our earnest money deposit made to the development company may not be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures with third parties, to acquire real property from a development company that is engaged in construction and development of commercial real estate. We may be required to pay a substantial earnest money deposit at the time of contracting with a development entity. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will have only a contract to acquire land and a development agreement to develop a building on the land. If the development company fails to develop the property we may not be able to obtain a refund of our earnest money deposit.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells the property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

Uninsured losses or premiums for insurance coverage may adversely affect our returns.

The nature of the activities at certain properties may expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or that may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot provide any assurance that we will have adequate coverage for these losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot provide any assurance that we will be able to fund any uninsured losses.

The costs of complying with environmental laws and other governmental laws and regulations may adversely affect us.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. We also are required to comply with various local, state and federal fire, health, life-safety and similar regulations. Some of these laws and regulations may impose joint and several liability on owners or operators for the costs of investigating or remediating contaminated properties. These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of removing or remediating could be substantial. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.

Environmental laws and regulations also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures by us. Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. These requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

We may acquire properties in regions that are particularly susceptible to natural disasters.

We may acquire properties located in geographical areas that are regularly impacted by severe storms, such as hurricanes or tornados, or other natural disasters such as flooding or earthquakes. In addition, global climate change could result in heightened severe weather, thus further impacting these geographical areas. Natural disasters in these areas may cause damage to our properties beyond the scope of our insurance coverage, thus requiring us to make substantial expenditures to repair these properties and resulting in a loss of revenues from these properties. Any properties located near either coast may be exposed to more severe weather than properties located inland. Elements such as salt water and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical and other systems, and cause mold issues over time. As a result, we may incur additional operating costs and expenditures for capital improvements at properties that we acquire in these areas.

We may incur significant costs to comply with the Americans With Disabilities Act or similar laws.

Our properties are subject to the Americans With Disabilities Act of 1990, as amended, which we refer to as the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.

The requirements of the Disabilities Act or the Fair Housing Amendments Act, or FHAA, could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We cannot provide assurance that we will be able to acquire properties that comply with the Disabilities Act and the FHAA or that we will be able to place the burden on the seller or other third party to ensure compliance with these laws. We may incur significant costs to comply with these laws.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

We may acquire properties located in areas that are susceptible to attack. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy.

Risks Associated with Debt Financing

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

Further, economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make, which could have various negative impacts. Specifically, the value of collateral securing any loan investment we may make could decrease below the outstanding principal amounts of such loans, requiring us to pledge more collateral.

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.

We have acquired a property by borrowing monies in an amount equal to the purchase price of the acquired property and, in some instances, we may acquire properties by assuming existing financing or borrowing new monies. As of December 31, 2015 we had borrowed approximately $45.75 million and had net assets, as defined in our charter, of approximately $(0.2) million. The amount of such borrowing in relation to net assets exceeded the limit set forth in our charter. Notwithstanding the determination by our board that exceeding the limit was justified, there is no assurance that we will not exceed the limit in the future. We may also borrow money for other purposes to, among other things, satisfy the requirement that we make aggregate annual distributions (other than capital gain dividends) to our stockholders of at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we continue to qualify as a REIT. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt secured by a property, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure but would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.

If we are unable to borrow at favorable rates, we may not be able to acquire new properties.

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders. Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have obtained, and may continue to enter into, mortgage indebtedness that does not require us to pay principal for all or a portion of the life of the debt instrument. During the period when no principal payments are required, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal required during this period. After the interest-only period, we may be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at or prior to maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we do not have funds available or are unable to refinance the obligation.

Our loan documents may restrict certain aspects of our operations which could, among other things, limit our ability to make distributions to you.

The terms and conditions contained in any of our loan documents may require us to maintain cash reserves, limit the aggregate amount we may borrow on a secured and unsecured basis, require us to satisfy restrictive financial covenants, prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination, restrict our leasing operations or require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors. In addition, secured lenders may restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

The terms of any loan that we may enter into may preclude us from pre-paying the principal amount of the loan, which could restrict us from selling or otherwise disposing of or refinancing properties. For example, lock-out provisions may, for a specified period of time, prohibit us from reducing the outstanding indebtedness secured by any of our properties, refinancing this indebtedness, or increasing the amount of indebtedness secured by our properties. Lock-out provisions could impair our ability to take other actions during the lock-out period.

In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective.

From time to time, we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. There is no assurance that our hedging strategy will achieve our objectives. We may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract, increasing the risk that we may not realize the benefits of these instruments. As a result of the global credit crisis, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral that we post in connection with an interest rate swap agreement could result in the loss of that collateral.

We may be contractually obligated to purchase property even if we are unable to secure financing for the acquisition.

We expect to finance a portion of the purchase price for each property that we acquire. However, to ensure that our offers are as competitive as possible, we do not expect to enter into contracts to purchase properties that include financing contingencies. Thus, we may be contractually obligated to purchase properties even if we are unable to secure financing for the acquisitions. In this event, we may choose to close on the properties by using cash on hand, which would result in less cash available for our operations and distributions to stockholders. Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract. If we default on any purchase contract, we could lose our earnest money and become subject to liquidated or other contractual damages and remedies.

The total amount we may borrow is limited by our charter.

Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the cost of our assets, unless our board of directors (including a majority of our independent directors) determines that a higher level is appropriate and the excess in borrowing is disclosed to stockholders in our next quarterly report along with the justification for the excess. This limit could adversely affect our business, including:

•	limiting our ability to purchase real estate assets;
•	causing us to lose our REIT status if we cannot borrow to fund the monies needed to satisfy the REIT distribution requirements;
•	causing operational problems if there are cash flow shortfalls for working capital purposes; and
•	causing the loss of a property if, for example, financing is necessary to cure a default on a mortgage.

Risks Related to Conflicts of Interest

IREIC may face a conflict of interest in allocating personnel and resources among its affiliates, our Business Manager and our Real Estate Manager.

We do not have any employees and rely on persons performing services for our Business Manager and Real Estate Manager and their affiliates to manage our day-to-day operations. Some of these persons also provide services to one or more investment programs currently or previously sponsored by IREIC. These individuals face competing demands for their time and service, and are required to allocate their time among our business and assets and the business and assets of IREIC, its affiliates and the other programs formed and organized by IREIC. Certain of these individuals have fiduciary duties to both us and our stockholders. If these persons are unable to devote sufficient time or resources to our business due to the competing demands of the other programs, they may violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected.

In addition, if another investment program sponsored by IREIC decides to become self-managed in the future, it may do so by hiring and retaining certain of the persons currently performing services for our Business Manager and Real Estate Manager, and, if it did so, would likely not allow these persons to perform services for us.

We do not have arm’s-length agreements with our Business Manager, our Real Estate Manager or any other affiliates of IREIC.

The agreements and arrangements with our Business Manager, our Real Estate Manager and any other affiliates of IREIC were not negotiated at arm’s-length. These agreements may contain terms and conditions that are not in our best interest or would not be present if we entered into arm’s-length agreements with third parties.

The Business Manager and the Real Estate Manager and other affiliates of IREIC will face conflicts of interest caused by compensation or other arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

We pay fees to the Business Manager and the Real Estate Manager and other affiliates of IREIC for services provided to us. Depending on the size of our portfolio and the revenues generated by the properties, these fees could be significant. For example, our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets and the contract purchase price of our assets and for providing services in connection with the origination or refinancing of certain debt that we obtain. Our Business Manager may also receive units in the operating partnership based on performance and the special limited partner, a wholly owned subsidiary of IREIC, may realize incentive compensation from its interest in the operating partnership. Further, our Real Estate Manager receives fees based on the gross income from properties under management. Other parties related to, or affiliated with, our Business Manager or Real Estate Manager, including our dealer manager, may also receive fees or cost reimbursements from us. These compensation or other arrangements may cause these entities to take or not take certain actions. For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; or (2) sell or not sell assets, or engage or not engage in other transactions such as a merger or listing even if we would be better served by pursuing or not pursuing these options. Further, the fact that we pay the Business Manager an acquisition fee based on the contract purchase price of an asset may cause our Business Manager to negotiate a higher price for an asset than we otherwise would, or to purchase assets that may not otherwise be in our best interests. In addition, the right of the Business Manager including its designees to participate in the proceeds of the sale of our assets could result in our Business Manager recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Business Manager including its designees to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

The partnership agreement of our operating partnership requires us to pay a performance-based termination distribution to the special limited partner or its designees if we terminate the business management agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. Our independent directors must consider the payment of this fee when deciding whether it would be in our best interest to list our shares or dispose of our investments. In addition, the requirement to pay the distribution could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the special limited partner. Moreover, our Business Manager has the right to terminate the business management agreement for “managerial cause,” as defined in the business management agreement, and thereby trigger the payment of the termination distribution to the special limited partner, which could have the effect of delaying, deferring or preventing the change of control.

Because we conduct all of our operations through the operating partnership, we depend on it and its subsidiaries for cash flow and we are structurally subordinated in right of payment to the obligations of the operating partnership and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.

Because we conduct all of our operations through the operating partnership, we derive cash to pay distributions from the operating partnership and its subsidiaries. We cannot assure you that the operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders. Each of the operating partnership’s subsidiaries will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Any claim our stockholders may have against us will be structurally subordinated to all existing and future liabilities and obligations of the operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the operating partnership and its subsidiaries will be able to satisfy our stockholders’ claims only after all of our and the operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We rely on entities affiliated with IREIC to identify real estate assets.

We rely on the real estate professionals employed by IREA and other affiliates of our Sponsor to source potential investments in properties, real estate-related assets and other investments in which we may be interested. Our Sponsor and its affiliates maintain an investment committee (“Investment Committee”) that reviews each potential investment and determines whether an investment is acceptable for acquisition. In determining whether an investment is suitable, the Investment Committee considers investment objectives, portfolio and criteria of all programs currently advised by our Sponsor or its affiliates (collectively referred to as the “Programs”). Other factors considered by the Investment Committee may include cash flow, the effect of the acquisition on portfolio diversification, the estimated income or unrelated business tax effects of the purchase, policies relating to leverage, regulatory restrictions and the capital available for investment. Our Business Manager will not recommend any investments for us unless the investment is approved for consideration in advance by the Investment Committee. Once an investment has been approved for consideration by the Investment Committee, the Programs are advised and provided an opportunity to elect to acquire the investment. If more than one Program is interested in acquiring an investment, then the Program that has had the longest period of time elapse since it was allocated and invested in a contested investment is awarded the investment by the allocation committee. We may not, therefore, be able to acquire properties that we otherwise would be interested in acquiring.

Our properties may compete with the properties owned by other programs previously sponsored by IREIC or IPCC.

Certain programs sponsored by IREIC or Inland Private Capital Corporation (“IPCC”) own and manage multi-family properties. Therefore, our properties, especially those located in the same geographical area, may compete for tenants or purchasers with other properties owned and managed by other IREIC or IPCC-sponsored programs. Persons performing services for our Real Estate Manager may face conflicts of interest when evaluating tenant leasing opportunities for our properties and other properties owned and managed by IREIC or IPCC-sponsored programs, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants. In addition, a conflict could arise in connection with the resale of properties in the event that we and another IREIC or IPCC-sponsored program were to attempt to sell similar properties at the same time, including in particular in the event another IREIC or IPCC-sponsored program engages in a liquidity event at approximately the same time as us, thus impacting our ability to sell the properties or complete a proposed liquidity event.

Inland Securities, the dealer manager of our Offering, is an affiliate of IREIC.

Inland Securities Corporation (“Inland Securities”), the dealer manager of our Offering, is an affiliate of IREIC and is not, therefore, independent. Thus, the agreement with Inland Securities, including fees and expenses payable thereunder, was not negotiated at arm’s-length.

We have the same legal counsel as our dealer manager and certain of its affiliates.

Our legal counsel also serves as the legal counsel to Inland Securities in connection with our Offering and from time to time other entities that are affiliated with our Sponsor. Under applicable legal ethics rules, our counsel may be precluded from representing us due to a conflict of interest between us and our dealer manager or any of those other entities. If any situation arises in which our interests are in conflict with those of our dealer manager or its affiliates, we would be required to retain additional counsel and may incur additional fees and expenses.

Inland Securities signed a Letter of Acceptance, Waiver and Consent with FINRA. Any further action, proceeding or litigation with respect to compliance with the Letter of Acceptance, Waiver and Consent, or with respect to similar allegations by FINRA relating to future conduct, could adversely affect our dealer manager.

In August 2014, Inland Securities submitted a Letter of Acceptance, Waiver and Consent, or “AWC,” to FINRA, the self-regulatory organization that oversees broker dealers, for the purpose of proposing a settlement of certain rule violations alleged by FINRA. Without admitting or denying the findings, Inland Securities consented to an entry of findings of certain violations of FINRA Rules, including those related to its due diligence obligations in connection with its activities as placement agent to two private placement offerings. FINRA accepted the AWC on August 27, 2014. In connection with the AWC, Inland Securities consented to a fine of $40,000, and agreed to (1) retain an independent consultant to review its written supervisory procedures, and (2) revise its written supervisory procedures as recommended by the independent consultant. Inland Securities complied with the terms and conditions of the AWC. Although Inland Securities has never before been the subject of any FINRA action and although no complaints have been received regarding the two private placement programs, to the extent any action would be taken against Inland Securities in connection with its compliance with the AWC, or if future violations of FINRA rules are alleged, the ability of Inland Securities to perform its obligations as dealer manager could be adversely affected.

Risks Related to Our Corporate Structure

Our rights, and the rights of our stockholders, to recover claims against our officers, directors, Business Manager and Real Estate Manager are limited.

Under our charter, no director or officer will be liable to us or to any stockholder for money damages to the extent that Maryland law and our charter permits the limitation of the liability of directors and officers of a corporation, and we must generally indemnify and advance expenses to our directors, officers, and employees, the Business Manager, the Real Estate Manager and their respective affiliates. However, we may not indemnify any of them for any losses or liabilities suffered by any of them or hold any of them harmless for any losses or liabilities suffered by us unless: (1) these persons or entities have determined in good faith that the course of conduct that caused the loss or liability was in our best interest; (2) these persons or entities were acting on our behalf or performing services for us; (3) the loss or liability was not the result of the negligence or misconduct of the directors (gross negligence or willful misconduct of the independent directors), officers, employees, Business Manager or Real Estate Manager or their respective affiliates; and (4) the indemnity or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. As a result, we and our stockholders may have more limited rights against our directors, officers and employees, our Business Manager, the Real Estate Manager and their respective affiliates, than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers and employees or our Business Manager and the Real Estate Manager and their respective affiliates in some cases.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to protect themselves from unsolicited proposals or offers to acquire the company by electing to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•	staggering the board of directors into three classes;
•	requiring a two-thirds vote of stockholders to remove directors;
•	providing that only the board can fix the size of the board;
•

providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and

•	requiring that special stockholders meetings be called only by holders of shares entitled to cast a majority of the votes entitled to be cast at the meeting.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. Our charter does not prohibit our board from opting into any of the above provisions.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•

two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder unless, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its common stock.

Our directors have adopted a resolution exempting any business combination involving us and The Inland Group or any affiliate of The Inland Group, including our Business Manager and Real Estate Manager, from the provisions of this law.

Our charter places limits on the amount of common stock that any person may own without the prior approval of our board of directors.

No more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year (other than the first taxable year for which an election to be taxed as a REIT has been made). Our charter prohibits any persons or groups from owning or controlling more than 9.8% in value of our outstanding stock, or 9.8% in value or in number (whichever is more restrictive) of each class of our shares, without the prior approval of our board of directors. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock. Further, any person or group attempting to purchase shares exceeding these limits could be compelled to sell the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

Our charter permits our board of directors to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to issue up to 50,000,000 shares of preferred stock without stockholder approval. Further, our board may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and state and local income tax, and would adversely affect our operations and the value of our common stock.

We have elected and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2015 intend to continue to operate in a manner that would allow us to remain qualified as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We also may be subject to state and local taxes on our income, property or net worth, including franchise, payroll and transfer taxes, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Early investors may receive tax benefits from our election to accelerate depreciation expense deductions of certain components of our investments, including land improvements and fixtures, which later investors may not benefit from.

For U.S. federal income tax purposes, distributions received, including distributions that are reinvested pursuant to our DRP, by our investors generally will be considered ordinary dividends to the extent that the distributions are paid out of our current and accumulated earnings and profits (excluding distributions of amounts either attributable to income subject to corporate-level taxation or designated as a capital gain dividend). However, depreciation expenses, among other deductible items, reduce taxable income and earnings and profits but do not reduce cash available for distribution. To the extent that a portion of any distributions to our investors exceed our current and accumulated earnings and profits, that portion will be considered a return of capital (a non-taxable distribution) for U.S. federal income tax purposes up to the amount of their tax basis in their shares (and any excess over their tax basis in their shares will result in capital gain from the deemed disposition of the investors’ shares). The amount of distributions considered a return of capital for U.S. federal income tax purposes will not be subject to tax immediately but will instead reduce the tax basis of our investors’ investments, generally deferring any tax on that portion of the distribution until they sell their shares or we liquidate. Because we may choose to increase depreciation expense deductions in the earlier years after acquisition of an asset, for U.S. federal income tax purposes, of certain components of our investments, including land improvements and fixtures through the use of cost segregation studies, our early investors may benefit to the extent that increased depreciation causes all or a portion of the distributions they receive to be considered a return of capital for U.S. federal income tax purposes thereby deferring tax on those distributions, while later investors may not benefit to the extent that the depreciation of these components has already been deducted.

If we fail to invest a sufficient amount of the net proceeds from our Offering in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.

Temporary investment of the net proceeds from our Offering in securities that are not treated as real estate assets for REIT qualification purposes and income from these investments generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. In order to satisfy these requirements, we may invest in one or more assets on terms and conditions that are not otherwise favorable to us, which ultimately could materially and adversely affect our financial condition and operating results. Alternatively, if we are unable to invest a sufficient amount of the net proceeds from sales of our stock in qualifying real estate assets within the one-year period, we could fail to satisfy one or more of the gross income or asset tests and we could be limited to investing all or a portion of any remaining funds in cash or certain cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must make aggregate annual distributions (other than capital gain dividends) to our stockholders of at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Determining whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During the time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for the production of rental income for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including the operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income from real estate and could be characterized by the IRS as non-qualifying income for purposes of satisfying the 75% and 95% gross income tests required for REIT qualification. If the aggregate of non-qualifying income under the 95% gross income test in any taxable year ever exceeded 5% of our gross revenues for the taxable year or non-qualifying income under the 75% gross income test in any taxable year ever exceeded 25% of our gross revenues for the taxable year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status unless we are entitled to a relief provision under the Code.

If the operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of the operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.

Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non-REIT corporations, such as our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participate in our DRP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or the amount of dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets may be securities, excluding government securities, stock issued by our qualified REIT subsidiaries, and other securities that qualify as real estate assets and no more than 25% (20% for taxable years beginning after December 31, 2017) represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted prospectively or retroactively by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of our outstanding stock, or 9.8% in value or in number (whichever is more restrictive) of each class of our shares. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non-U.S. stockholder (other than a qualified foreign pension plan, entities wholly owned by a qualified foreign pension plan and certain publicly traded foreign entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On September 30, 2015, our indirect wholly owned subsidiary acquired a fee simple interest in a 194,732 square foot multi-family community for approximately $46.0 million in cash, plus closing costs.  The property was constructed in 2014.

Community	Location	Total Number of Units (unaudited)	Average Rental Rate per Unit (a)	2015 Average Occupancy (b)
The Retreat at Market Square	Frederick, MD	206	$1,543	90.3%
(a)	Average rental rate per unit is for the last month of the period presented.
(b)	For the period from September 30, 2015 (acquisition) through December 31, 2015.

Item 3. Legal Proceedings

We are not a party to, and our property is not subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are offering up to $1,000,000,000 of Shares at a price of $25.00 per Class A Share and $23.95 per Class T Share in the Offering. We are also offering up to $190,000,000 of Shares at a price of $23.75 per Class A Share and $22.81 per Class T Share in the DRP. There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board will continually evaluate the timing and form of a liquidity event, although we do not expect this to occur until after we have completed raising capital under the Offering or any subsequent primary offering and invested substantially all of the net proceeds thereof. The timing of any liquidity event will be influenced by many factors, including market conditions and the performance of our real estate portfolio. There is no assurance that we will list our shares.

The offering price of our Shares may be higher or lower than the price at which the Shares would trade if they were listed on a national securities exchange or actively traded by dealers or market makers. Further, there is no assurance that stockholders will be able to sell any Shares that they have purchased in our offerings at prices that equal or exceed the offering price, if at all.

FINRA requires registered broker-dealers, including the soliciting dealers who had sold shares of an unlisted REIT, to disclose in a customer’s account statement an estimated value for the unlisted REIT’s securities if the annual report of that REIT discloses a per share estimated value. In October 2014, the SEC granted FINRA approval to amend provisions addressing per share estimated valuations for unlisted REITs on account statements.  The amendments require, among other things, brokers to include in customer account statements a per share value for an unlisted REIT security.  The amended rule provides two methodologies for calculating per share estimated values under which reported values are to be presumed reliable and included on customer account statements.  The two methods are:

(i)	Net investment – which is based upon the amount available for investment, as defined. The net investment may be used no longer than two years plus 150 days after breaking escrow in the offering.
(ii)

Independent Valuation - which requires an independent third-party valuation expert to perform or provide material assistance in the valuation of the security. The independent third-party valuation must be accompanied by a written opinion or report by the issuer.

Stockholders

As of March 24, 2016, we had 310 stockholders of record.

Distributions

We began declaring cash distributions and stock dividends to stockholders of record during November 2015 and as of November 30, 2015, respectively. During the year ended December 31, 2015, we declared cash distributions of $37,421 and stock dividends of 137 Class A Shares and 1 Class T Share, and paid cash distributions of $13,683 and stock dividends of 137 Class A Shares and 1 Class T Share.  The distributions we declared for such periods were equal to a daily amount of $0.003424658 per Class A Share and $0.002768493 per Class T Share based upon a 365-day period. The monthly stock dividend was equal to 0.000833333 Class A Shares per Class A Share owned and 0.000833333 Class T Shares per Class T Share owned.

The following table shows the sources for the payment of cash distributions to common stockholders for the year ended December 31, 2015:

	Year Ended December 31, 2015
		% of Distributions
Distributions:
Distributions paid in cash	$12,226
Distributions reinvested through the DRP	$1,457
Total distributions	$13,683
Source of distribution coverage:
Cash flows used in operating activities	$—	0%
Sponsor contributions	$—	0%
Proceeds from issuances of common stock	$13,683	100%
Total source of distribution coverage	$13,683	100%
Cash flows used in operating activities (U.S. GAAP basis)	$(1,205,484)
Net loss (in accordance with U.S. GAAP) (1)	$(2,492,602)
(1)	Net loss for the year ended December 31, 2015 includes acquisition related costs of $1,247,622.

The following table compares cumulative cash distributions paid to cumulative net loss (in accordance with U.S. GAAP) for the period from December 19, 2013 (date of inception) through December 31, 2015:

For the Period from December 19, 2013 (Date of Inception) to December 31, 2015
Distributions paid:
Common stockholders in cash	$12,226
Common stockholders reinvested through the DRP	1,457
Total distributions paid	$13,683
Reconciliation of net loss:
Revenues	$967,471
Acquisition and transaction related	(1,247,622)
Depreciation and amortization	(622,359)
Other operating expenses	(1,274,040)
Other non-operating expenses	(501,073)
Net loss (in accordance with U.S. GAAP) (1)	$(2,677,623)
Cash flows used in operating activities	$(1,207,997)
(1)	Net loss as defined by U.S. GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

We have not yet generated positive cash flow from operations and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of the Offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have and will likely continue to pay distributions from the net proceeds of the Offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or Offering proceeds, to pay distributions. One hundred percent (100%) of the cash distributions paid to stockholders, or $13,683 through December 31, 2015, were paid from the net proceeds of our “reasonable best efforts” Offering, which reduces the proceeds available for other purposes. To the extent we continue to pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there is no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of the Offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in the Offering, whereas later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Notification Regarding Payments of Cash Distributions

Stockholders should be aware that the method by which a stockholder has chosen to receive his or her cash distributions affects the timing of the stockholder's receipt of those distributions. Specifically, under our transfer agent's payment processing procedures, distributions are paid in the following manner:

(1)	those stockholders who have chosen to receive their cash distributions via ACH wire transfers receive their distributions on the distribution payment date (as determined by our board of directors);
(2)

those stockholders who have chosen to receive their cash distributions by paper check are typically mailed those checks on the distribution payment date, but sometimes paper checks are mailed on the day following the distribution payment date; and

(3)

for those stockholders holding shares through a broker or other nominee, the distribution payments are wired, or paper checks are mailed, to the broker or other nominee on the day following the distribution payment date.

All stockholders who hold shares directly in record name may change at any time the method through which they receive their cash distributions from our transfer agent, and those stockholders will not have to pay any fees to us or our transfer agent to make such a change. Also, all stockholders are eligible to participate at no cost in our DRP. Accordingly, each stockholder may select the timing of receipt of cash distributions from our transfer agent by selecting the method above that corresponds to the desired timing for receipt of the cash distributions. Because all stockholders may elect to have their cash distributions sent via ACH wire on the distribution payment date or credited on the distribution payment date to their DRP, we will treat all of our stockholders, regardless of the method by which they have chosen to receive their cash distributions, as having constructively received their cash distributions from us on the distribution payment date for federal income tax purposes.

Stockholders who hold shares directly in record name and who would like to change their distribution payment method should complete a “Change of Distribution Election Form.” This form should also be completed by stockholders who would like to participate in our DRP. This form is available on our website under “Forms.”

We note that the payment method for stockholders who hold shares through a broker or nominee is determined by the broker or nominee. Similarly, the payment method for stockholders who hold shares in a tax deferred account, such as an IRA, is generally determined by the custodian for the account. Stockholders that currently hold shares through a broker or other nominee and would like to receive cash distributions via ACH wire or paper check should contact their broker or other nominee regarding their processes for transferring shares to record name ownership. Similarly, stockholders who hold shares in a tax deferred account may need to hold shares outside of their tax deferred accounts to change the method through which they receive their cash distributions. Stockholders who hold shares through a tax deferred account and who would like to change the method through which they receive their cash distributions should contact their custodians regarding the transfer process and should consult their tax advisor regarding the consequences of transferring shares outside of a tax deferred account.

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

In the case of Ordinary Repurchases, we may repurchase shares beneficially owned by a stockholder continuously for at least one year, if requested, if we choose to repurchase them. However, in the event a stockholder is having all of his or her shares repurchased, our board may waive the one-year holding requirement for shares purchased under our DRP. We may make Ordinary Repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds from our DRP during that month to make Ordinary Repurchases; provided that, if we have excess funds during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making Ordinary Repurchases. Subject to funds being available, in the case of Ordinary Repurchases, we will limit the number of shares repurchased during any calendar year to 5% of the number of Class A Shares and Class T Shares outstanding on December 31st of the previous calendar year. In the event that we determine not to repurchase all of the shares presented during any month, including as a result of having insufficient funds or satisfying the 5% limit, to the extent we decide to repurchase shares, shares will be repurchased on a pro rata basis up to the limits described above. Any stockholder whose Ordinary Repurchase request has been partially accepted in a particular calendar month will have the remainder of his or her request included with all new repurchase requests we have received in the immediately following calendar month, unless he or she chooses to withdraw that request.

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

The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole discretion, may, at any time, amend, suspend or terminate the SRP.

During the year ended December 31, 2015, there were no shares repurchased under the SRP.

Securities Authorized for Issuance under Equity Compensation Plans

Restricted Share Plan

We have an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 54.80 restricted Class A Shares in February 2015 and 219.20 restricted Class A Shares thereafter on the date of each annual stockholders’ meeting to each of the independent directors, without any further action by our board of directors or the stockholders. Restricted stock issued to independent directors will vest over a three-year period following the date of grant in increments of 33-1/3% per annum. The RSP provides us with the ability to grant awards of restricted shares to directors, officers and employees (if we ever have employees) of us, our affiliate or our Business Manager. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding Class A Shares on a fully diluted basis at any time and in any event will not exceed 438,404 Class A Shares (as such number may be adjusted to reflect any increase or decrease in the number of outstanding shares resulting from a share split, share dividend, reverse share split or similar change in our capitalization).

Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or, if applicable, the termination of the business management agreement. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares have the right to vote such shares and may receive distributions prior to the time that the restrictions on the restricted shares have lapsed. As of December 31, 2015, there were 822 unvested restricted Class A Shares outstanding that were granted to independent directors pursuant to the RSP.

Use of Proceeds from Registered Securities

On February 17, 2015, our Registration Statement on Form S-11 (File No. 333-199129), covering a public offering of up to $1,190,000,000 of shares of Class A and Class T common stock was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on February 17, 2015 and is ongoing.

We are offering up to $1,000,000,000 of Class A Shares and Class T Shares, in any combination. We are also offering up to $190,000,000 of Class A and Class T Shares in the DRP. We reserve the right to reallocate the shares between share classes in our reasonable best efforts Offering and between our reasonable best efforts Offering and the DRP.

From the effective date of the Offering through December 31, 2015, we had sold the following securities in the Offering for the following aggregate offering prices:

•	266,283 Class A Shares and 15,156 Class T Shares, equal to $6,779,935 in gross offering proceeds, in the reasonable best efforts Offering.

•	61 Class A Shares equal to $1,457 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through December 31, 2015, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$432,545
Offering costs paid to non-related parties	1,316,861
Total offering costs paid	$1,749,406

(1)

“Offering costs to related parties” include selling commissions, dealer manager fees and due diligence expense reimbursements paid to Inland Securities, which re-allowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through December 31, 2015, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were approximately $5,030,000. As of December 31, 2015, we had used approximately $712,000 of these net proceeds to purchase interests in real estate and pay related costs, of which approximately $54,000 were paid to related parties, and approximately $2,900 to pay loan origination costs.  The remaining net proceeds were held as cash at December 31, 2015.

Recent Sale of Unregistered Equity Securities

On December 23, 2013, we issued 8,000 shares of our common stock for $25.00 per share, or an aggregate purchase price of $200,000, to our Sponsor in connection with our formation.  No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.  On February 18, 2015 we declared that each share of common stock that was issued and outstanding immediately prior to the effective date of the amendment of our charter converted into one Class A Share. As a result, the 8,000 shares of common stock the Sponsor owned as of February 18, 2015 were converted into 8,000 Class A Shares.

On November 16, 2015, we issued 822 restricted Class A Shares to our independent directors pursuant to the RSP, 164.4 of which become vested in equal installments of 33-1/3% on each of February 16, 2016, 2017 and 2018 and 657.6 of which become vested in equal installments of 33-1/3% on each of the first three anniversaries of November 16, 2015, subject to certain exceptions. No sales commissions or other consideration was paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

Item 6. Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report.

	December 31, 2015	December 31, 2014	December 31, 2013 (a)
Balance Sheet Data:
Total Assets	$50,990,117	$2,867,123	$996,053
Total Mortgages Payable	$45,750,000	$—	$—

	For the year ended December 31
	2015	2014	2013 (a)
Total income	$967,471	$—	$—
Net loss	$(2,492,602)	$(154,710)	$(30,311)
Net loss per common share, basic and diluted (b)	$(48.07)	$(19.34)	$(3.79)
Distributions paid to common stockholders	$12,226	$—	$—
Distributions declared to common stockholders	$37,421	$—	$—
Distributions declared per Class A Share (b)	$0.72	$—	$—
Distributions declared per Class T Share (b)	$1.01	$—	$—
Cash flows used in operating activities	$(1,205,484)	$(2,513)	$—
Cash flows used in investing activities	$(45,901,562)	$—	$—
Cash flows provided by (used in) financing activities	$52,155,583	$(264,852)	$500,000

(a)	For the period from December 19, 2013 (inception) through December 31, 2013.
(b)

The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the period ended. The distributions per Class A Share and Class T Share are based upon the weighted average number of Class A Shares and Class T Shares, respectively, outstanding for the period ended.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2015, 2014 and 2013.
•	We may suffer from delays in selecting, acquiring and developing suitable assets.
•

There is no established public trading market for our shares, and our stockholders may not be able to sell their shares under our SRP and, if our stockholders are able to sell their shares under the SRP, they may not be able to recover the amount of their investment in our shares;

•	Our board does not have any current plans to list our shares or pursue any other liquidity event, and we cannot guarantee that a liquidity event will occur;
•

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “reasonable best efforts” Offering, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders;

•

The interest of later investors in our common stock will be diluted as a result of our payment of stock dividends that have been declared and will be further diluted if we make additional stock dividends;

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by IREIC should not be used to predict our future results;
•	The number and value of real estate assets we acquire will depend, in part, on the net proceeds raised in the Offering;
•	We do not have employees and will rely on our Business Manager and Real Estate Manager to manage our business and assets;
•	Persons performing services for our Business Manager and our Real Estate Manager are employed by our Sponsor or its affiliates and will face competing demands for their time and service;
•	We do not have arm’s-length agreements with our Business Manager, Real Estate Manager or other affiliates of our Sponsor;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	We rely on entities affiliated with our Sponsor to identify real estate assets;
•	We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•	We have not identified all of the specific real estate assets that we will acquire with the net proceeds raised in the Offering, thus it is a “blind pool” offering;
•

We exceeded the total limit we may borrow set by our charter which may reduce the funds available for distributions and increase the risk of loss since defaults may cause us to lose the properties securing the loans;

•	There are limits on the ownership and transferability of our shares; and
•	We may fail to continue to qualify as a REIT and thus be required to pay entity-level taxes.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relates to the years ended December 31, 2015, 2014 and 2013.  You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in December 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. We expect that our real estate portfolio will consist primarily of “stabilized” Class A and Class B multi-family properties. We are managed by our Business Manager.

On February 17, 2015, we commenced our initial public offering, referred to herein as the “Offering”. We are authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A Shares, at a price of $25.00 per share and Class T Shares, at a price of $23.95 per share, in any combination, on a “reasonable best efforts” basis. We are also authorized to issue up to $190,000,000 of Class A and Class T Shares at a per share price of $23.75 and $22.81, respectively, pursuant to our DRP. In addition, we declared that each share of common stock that was issued and outstanding immediately prior to the effective date of the amendment of our charter converted into one issued and outstanding Class A Share. As a result, the 8,000 shares of common stock our Sponsor owned as of February 18, 2015 were converted into 8,000 Class A Shares. On September 9, 2015, we sold 87,680.842 Class A Shares to the Sponsor for an aggregate purchase price of $2 million, or $22.81 per share. Giving effect to this sale, as of such date, having raised approximately $2.35 million in Class A Shares, we met our minimum offering requirement and broke general escrow in connection with the Offering.

We have elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code beginning with the tax year ended December 31, 2015. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

Company Highlights - Year Ended December 31, 2015

Acquisitions

On September 30, 2015, our indirect wholly owned subsidiary acquired a fee simple interest in a 194,732 square foot 206-unit multi-family community located in Frederick, Maryland, for approximately $46.0 million in cash, plus closing costs.  The property was constructed in 2014. The property’s average occupancy was 90.3% in 2015, and at December 31, 2015, 186 residential units were leased.

We will pay our Business Manager an acquisition fee equal to 1.5% of the contract purchase price, or approximately $0.7 million.

Financings

We funded the property purchase by obtaining a fixed rate loan in an aggregate principal amount of approximately $45.75 million with an interest rate of 3.95% per annum that is secured by a first priority mortgage on the property. The mortgage payable matures on September 30, 2016. The mortgage payable requires monthly payments of interest only and may be prepaid, in whole or in part, upon 30 day written notice to the lender.  We have a one-time option to extend the maturity date for an additional seven year period to September 30, 2023, subject to an appraisal of the property showing a loan to value ratio not to exceed 60% and the lender’s verification of a minimum debt service coverage ratio of 2.45. If extended, the mortgage payable would bear interest at a fixed rate equal to 3.79%, require monthly payments of interest only for the next five years and thereafter require monthly payments of principal and interest based upon a 30 year amortization until maturity.

During the initial one-year term of the mortgage payable, our Sponsor has agreed to guarantee the payment of (i) all real estate taxes on the property which accrue or become due during the term of the loan, (ii) all costs and expenses, as defined, and (iii) any and all losses, damages, costs or expenses of the lender, which arise in consequence of certain events, as defined, provided that the guaranteed obligation will be limited to the payment of $9.15 million, plus enforcement costs. In 2016, we began to pay down, and we expect to continue to pay down, the mortgage payable with proceeds from our Offering until the 60% loan to value, as defined, is achieved.

Capital

Excluding DRP proceeds, as of December 31, 2015 we generated gross proceeds of approximately $6.4 million from sales of our Class A Shares and approximately $0.4 million from sales of our Class T Shares from our reasonable "best efforts" Offering which commenced on February 17, 2015.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds is to acquire real estate assets, to pay operating and offering expenses, to pay interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our SRP.  We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions are funded primarily from the sale of our shares, including those offered for sale through our DRP, as well as financing obtained concurrent with an acquisition or in the future. There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations. Our Business Manager and IREA evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf. Pending investment in real estate assets, we may decide to invest our cash (including proceeds from the Offering) in investments that yield lower returns than those earned on real estate assets.

Potential future sources of liquidity include property operations, proceeds from our DRP, proceeds from secured or unsecured financings from banks or other lenders and proceeds from the sale of assets.  If necessary, we may use financings or other sources of liquidity (capital) in the event of unforeseen significant capital expenditures.

Our liquidity needs as of December 31, 2015, have been primarily to pay administrative, organizational and offering costs.  During the year ended December 31, 2015, we purchased a real estate property for approximately $46.0 million. At December 31, 2015 and 2014, we owed $5.0 million and $1.5 million, respectively, to our Sponsor and its affiliates for advances and unpaid services from these parties. These amounts include non-interest bearing advances by the Sponsor and its affiliates, which we intend to repay. In 2016, we paid down $8.4 million, and we expect to continue to pay down, the mortgage payable with proceeds from our Offering until the 60% loan to value, as defined, is achieved.

Cash Flow Analysis

	For the year ended December 31,
	2015	2014	2013
Net cash flows used in operating activities	$(1,205,484)	$(2,513)	$—
Net cash flows used in investing activities	$(45,901,562)	$—	$—
Net cash flows provided by (used in) financing activities	$52,155,583	$(264,852)	$500,000

Cash used in operating activities was $1,205,484, $2,513 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively. The increase is due to an increase in acquisition related expenses. For 2015, funds generated from rental and other property income were offset by property operating, interest, acquisition and general and administrative expenses.

Cash used in investing activities increased $45,901,562 during 2015 from $0 in 2014 and 2013. The increase was attributable to the purchase of a real estate property in September 2015.

Cash provided by financing activities increased during 2015 to $52,155,583 from $264,852 used in financing activities during 2014 and $500,000 provided by financing activities in 2013.  The increase is due to:

•	$45,750,000 increase in mortgages payable to fund the purchase of a real estate property in 2015, offset by the payment of loan costs of $22,904,
•	$6,779,935 increase in offering proceeds, and
•	$2,650,000 increase in sponsor advances.

Partially offset by:

•	$2,724,370 increase in payment of offering costs, and
•	$12,226 increase in distributions paid.

A summary of the cash distributions declared and paid, and cash flows used in operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Class A		Class T
	Distributions Declared	Distributions Declared Per Share (1)	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flow (used in) Operations	Net Offering Proceeds (2)(3)
2015	$36,567	$0.72	$854	$1.01	$12,226	$1,457	$13,683	$(1,205,484)	$3,790,713
2014	—	—	—	—	—	—	—	(2,513)	(264,852)
2013	—	—	—	—	—	—	—	—	—

(1)	Assumes a share was issued and outstanding each day during the period. Per share amounts are based on weighted average number of Class A Shares or Class T Shares, as applicable, outstanding.
(2)	Distributions paid for the year ended December 31, 2015 were paid from the net proceeds of our Offering.
(3)	The Offering commenced on February 17, 2015.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.  Although our results of operations include expense incurred for the year ended December 31, 2014 and the period from December 19, 2013 (inception) through December 31, 2013, we did not meet our minimum offering requirement until September 9, 2015 and subsequently purchased our first property on September 30, 2015.  As a result, variances are primarily due to the purchase of our first property in 2015 and our capital raising efforts.

Our net loss was $2,492,602 and included the following components for 2015:

Operating loss.  Operating loss for the year ended December 31, 2015 was $1,991,528 which consisted of total income, property operating expenses, general and administrative expenses, acquisition related costs and depreciation and amortization.

Total income.  Total income of $967,471 consists of tenant rental and fee income and is impacted by rental rates and occupancy levels. Our property’s average occupancy was 90.3% for 2015.

Property operating expenses.  Property operating expenses totaled $253,268 in 2015 and consisted of property management fees and costs of owning and maintaining our real estate property.  Real estate tax expense was $87,003 for the year ended December 31, 2015.

General and administrative expenses.  For the year ended December 31, 2015, general and administrative expenses totaled $657,293, of which $206,160 was paid or accrued to related parties.  General and administrative expenses consisted primarily of related party stock discounts of $8,065, professional fees of $464,194 and other costs of $185,034.

Depreciation and amortization expense.  For the year ended December 31, 2015, depreciation and amortization expense totaled $622,359 and was the result of depreciation on the property purchased during the third quarter of 2015.

Interest expense.  Interest expense for the year ended December 31, 2015, totaled $501,073 and is due to financing the property purchased during the third quarter of 2015.

Critical Accounting Policies

Our accounting policies have been established to conform to U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We consider these policies to be critical because they require our management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Offering and Organizational Costs

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs are expensed as incurred.

Acquisitions

Upon acquisition, we determine the total purchase price of each property (see Note 4 – “Acquisitions”). We allocate the total purchase price of properties based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources. Such tangible assets include land, building improvements, furniture, fixtures and equipment and such intangible assets include acquired above market and below market leases, in place lease value and any assumed financing that is determined to be above or below market terms.

We expense acquisition costs of all transactions as incurred. All costs related to finding, analyzing and negotiating a transaction are expensed as incurred as acquisition related costs, whether or not the acquisition is completed. These expenses include acquisition fees paid to the Business Manager.

Impairment

We assess the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, we will be required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties will be a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

Cost Capitalization and Depreciation Policies

Real estate acquisitions are recorded at cost less accumulated depreciation. Improvements and betterment costs are capitalized and ordinary repairs and maintenance are expensed as incurred. Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of thirty years for buildings and improvements, and five to fifteen years for furniture, fixtures and equipment and site improvements. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense. Acquired in-place lease costs and other leasing costs are amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense. Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change. We anticipate the estimated useful lives of its assets by class to be generally:

Building and other improvements	30 years
Site improvements	5-15 years
Furniture, fixtures and equipment	5-15 years

Distribution and Stockholder Servicing Fee

We pay a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of our estimated value per share) for each Class T Share sold in its Offering. The distribution and stockholder servicing fee accrues daily and is paid monthly in arrears. The fee is ongoing and is not paid at the time of purchase. Currently, no authoritative U.S. GAAP guidance specifically addresses the accounting treatment of a distribution and stockholder servicing fee. There are two acceptable accounting practices used by the industry to account for distribution and stockholder servicing fee in U.S. GAAP based financial statements.  The first method involves accruing the liability for the distribution and stockholder servicing fees on a daily basis as it becomes contractually due and payable as offering costs, which are recorded as a charge to equity. The second method involves accruing all future distribution and stockholder servicing fees on the day a T share of stock is sold, up to the maximum 10% allowed under applicable regulations. We selected the first method as our accounting policy.  Therefore, no accrual for an estimate of the full amount of distribution and stockholder servicing fees is established at the time a Class T Share is sold. We selected the policy of accruing the distribution and stockholder servicing fee on a daily basis because we would cease paying the fee with respect to any particular Class T Share and that Class T Share will convert into a Class A Share by multiplying each Class T Share to be converted by a defined conversion rate on the earlier of (i) a listing of the Class A Shares on a national securities exchange; (ii) a merger or consolidation of us with or into another entity, or the sale or other disposition of all or substantially all of the our assets; (iii) the end of the month in which our dealer manager determines that total underwriting compensation paid in the Offering plus the distribution and stockholder servicing fee paid on all Class T Shares sold in the Offering is equal to 10% of the gross proceeds of the Offering from the sale of both Class A Shares and Class T Shares; and (iv) the end of the month in which the underwriting compensation paid in the Offering plus the distribution and stockholder servicing fee paid with respect to the Class T Shares held by a stockholder within his or her particular account equals 10% of the gross offering price of those Class T Shares.

We believe distribution and stockholder servicing fees are offering costs and recorded as a charge to equity as there are certain ongoing services required to be performed in order for the distribution and stockholder servicing fees to be paid to our dealer manager.  In addition, our dealer manager reallows a majority of the distribution and stockholder servicing fees to participating broker dealers who receive the fee as compensation for providing services to the stockholders.  For Class T shares of common stock sold in our Offering through December 31, 2015, we estimate it will pay out an additional $14,329 in distribution and stockholder servicing fees, which are not reflected in our consolidated balance sheet as of December 31, 2015. Although we cannot predict the length of time over which this fee will be paid due to potential changes in the estimated value of our Class T Shares, this fee would be paid over approximately 5.25 years from the date a Class T share of common stock is purchased, assuming a constant estimated value of $23.95 per Class T Share.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.

Under the terms of residential leases, the residents of our residential communities are obligated to reimburse us for certain utility usage, water and electricity, where we are the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property income in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the ASU eliminate the requirement of an acquirer to retrospectively account for provisional amounts that are identified during the measurement period after a business combination.  This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The ASU also requires the acquirer to disclose the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued and will be applied prospectively to adjustments to provisional amounts that occur after the effective date.  We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. As of December 31, 2015, the amount of total debt issuance costs was approximately $103,068 and was classified as deferred costs, net in our consolidated balance sheet. We will adopt this accounting standard update beginning in January 2016. We will apply this accounting update retrospectively to all prior periods presented in the financial statements. We expect the adoption of this update to result in the reclassification of our debt issuance costs of approximately $103,068 and $0 as of December 31, 2015 and 2014, respectively, as a direct deduction to our outstanding debt balances.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the application of this ASU and its effect on our financial position and results of operations.

Contractual Obligations

Our mortgage payable is generally non-recourse to us.  We have, however, guaranteed the full amount of the mortgage payable by our subsidiary in the event that the subsidiary fails to provide access or information to the property or fails to obtain the lender’s prior written consent to any liens on or transfers of the property, and in the event of any losses, costs or damages incurred by the lender as a result of fraud or intentional misrepresentation of the subsidiary borrower, gross negligence or willful misconduct, material waste of the property and the breach of any representation or warranty concerning environmental laws, among other things.

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2015.

		Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Principal payments on debt	$45,750,000	$45,750,000	$—	$—	$—	$—	$—
Interest payments on debt	$1,375,423	$1,375,423	—	—	—	—	—
Total	$47,125,423	$47,125,423	$—	$—	$—	$—	$—

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

In 2016, we have made principal payments of approximately $8,363,800 on our outstanding mortgage payable.

Cash dividends

Our board of directors declared cash dividends payable to stockholders of record each day beginning on the close of business December 1, 2015 through the close of business December 31, 2015, in a daily amount equal to $0.003424658 per day per Class A Share and $0.002768493 per day per Class T Share, based upon a 365-day period.  Our board of directors declared cash dividends payable to stockholders of record each day beginning on the close of business January 1, 2016 through the close of business June 30, 2016, in a daily amount equal to $0.003415301 per day per Class A Share and $0.002760929 per day per Class T Share, based upon a 366-day period. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
December 2015	January 2016	$23,738	$5,276	223	$18,462
January 2016	February 2016	$35,123	$10,362	438	$24,761
February 2016	March 2016	$41,781	$14,775	624	$27,006

Stock dividends

Our board of directors declared a monthly stock dividend of 0.000833333 Class A Shares and 0.000833333 Class T Shares per Class A Share and Class T Share owned, respectively, payable to stockholders of record at the close of business on December 31, 2015, January 31, 2016, February 29, 2016, March 31, 2016, April 30, 2016, May 31, 2016 and June 30, 2016.  Stock dividends were issued as follows:

Distribution Month	Month Distribution Issued	Shares Issued
December 2015	January 2016	242
January 2016	February 2016	314
February 2016	March 2016	391

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

With regard to variable rate financing, our Business Manager will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager will maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on stockholder investments may be reduced. At December 31, 2015, we do not have any derivative financial instruments.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INDEX

Item 8.  Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	43

Financial Statements:

Consolidated Balance Sheets at December 31, 2015 and 2014	44

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 and the period from December 19, 2013 (inception) through December 31, 2013	45

Consolidated Statements of (Deficit) Equity for the years ended December 31, 2015 and 2014 and the period from December 19, 2013 (inception) through December 31, 2013	46

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and the period from December 19, 2013 (inception) through December 31, 2013	47

Notes to Consolidated Financial Statements	49

Real Estate and Accumulated Depreciation (Schedule III)	59

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Residential Properties Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Residential Properties Trust, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, the related consolidated statements of operations, (deficit) equity and cash flows for the years then ended and the period from December 19, 2013 (inception) through December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the 2015 financial statement schedule III. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Residential Properties Trust, Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended and the period from December 19, 2013 (inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2015 financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Chicago, Illinois
March 29, 2016

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Assets:
Real estate:
Land	$6,301,838	$—
Building and other improvements	38,824,096	—
Total real estate	45,125,934	—
Less accumulated depreciation	(364,520)	—
Net real estate	44,761,414	—
Cash and cash equivalents	5,281,172	232,635
Accounts and rent receivable	35,763	—
Acquired lease intangibles, net	343,785	—
Deferred costs, net	103,046	2,614,621
Other assets	464,937	19,867
Total assets	$50,990,117	$2,867,123

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$45,750,000	$—
Accounts payable and accrued expenses	422,223	1,319,477
Distributions payable	23,738	—
Due to related parties	5,064,415	1,532,667
Other liabilities	49,655	—
Total liabilities	51,310,031	2,852,144

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 400,000,000 authorized until February 18, 2015, 8,000 shares issued and outstanding as of December 31, 2014	—	8
Class A Common stock, $.001 par value, 320,000,000 shares authorized, 274,481 shares and 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	274	—
Class T Common stock, $.001 par value, 80,000,000 authorized, 15,157 shares and 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	15	—
Additional paid in capital (net of offering costs of $4,597,765 and $0 as of December 31, 2015 and 2014, respectively)	2,398,277	199,992
Accumulated distributions and net loss	(2,718,480)	(185,021)
Total stockholders’ (deficit) equity	(319,914)	14,979
Total liabilities and stockholders’ (deficit) equity	$50,990,117	$2,867,123

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2015 and 2014 and

the period from December 19, 2013 (inception) through December 31, 2013

	2015	2014	For the period from December 19, 2013 (inception) through December 31, 2013
Income:
Rental income	$865,899	$—	$—
Other property income	101,572	—	—
Total income	967,471	—	—

Expenses:
Property operating expenses	253,268	—	—
Real estate tax expense	87,003	—	—
General and administrative expenses	657,293	154,710	30,311
Acquisition related costs	1,247,622	—	—
Business management fee	91,455	—	—
Depreciation and amortization	622,359	—	—
Total expenses	2,959,000	154,710	30,311

Operating loss	(1,991,529)	(154,710)	(30,311)

Interest expense	(501,073)	—	—

Net loss	$(2,492,602)	$(154,710)	$(30,311)

Net loss per common share, basic and diluted	$(48.07)	$(19.34)	$(3.79)

Weighted average number of common shares outstanding, basic and diluted	51,851	8,000	8,000

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

For the years ended December 31, 2015 and 2014 and

the period from December 19, 2013 (inception) through December 31, 2013

	Common Stock						Additional	Distributions and
	Common		Class A		Class T		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 19, 2013	—	$—	—	$—	—	$—	$—	$—	$—
Proceeds from the offering	8,000	8	—	—	—	—	199,992	—	200,000
Net loss	—	—	—	—	—	—	—	(30,311)	(30,311)
Balance at December 31, 2013	8,000	$8	—	$—	—	$—	$199,992	$(30,311)	$169,689
Net Loss			—	—	—	—	—	(154,710)	(154,710)
Balance at December 31, 2014	8,000	$8	—	$—	—	$—	$199,992	$(185,021)	$14,979
Proceeds from the offering	—	—	266,283	266	15,156	15	6,779,654	—	6,779,935
Offering costs	—	—	—	—	—	—	(4,597,765)	—	(4,597,765)
Conversion of common into Class A	(8,000)	(8)	8,000	8	—	—	—	—	—
Discount on shares to related parties	—	—	—	—	—	—	8,065	—	8,065
Issuance of shares from distribution reinvestment plan	—	—	61	—	—	—	1,457	—	1,457
Distributions declared	—	—	—	—	—	—	—	(37,421)	(37,421)
Stock dividends issued	—	—	137	—	1	—	3,436	(3,436)	—
Net loss	—	—	—	—	—	—	—	(2,492,602)	(2,492,602)
Equity based compensation	—	—	—	—	—	—	3,438	—	3,438
Balance at December 31, 2015	—	$—	274,481	$274	15,157	$15	$2,398,277	$(2,718,480)	$(319,914)

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015 and 2014 and

the period from December 19, 2013 (inception) through December 31, 2013

	2015	2014	Period from December 19, 2013 (inception) through December 31, 2013
Cash flows from operating activities:
Net loss	$(2,492,602)	$(154,710)	$(30,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622,359	—	—
Amortization of loan fees	34,233	—	—
Amortization of equity based compensation	3,438	—	—
Discount on shares issued to related parties	8,065	—	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	75,759	74,492	30,311
Accounts and rents receivable	(35,763)	—	—
Due to related parties	809,512	77,705	—
Other liabilities	49,655	—	—
Other assets	(280,140)	—	—
Net cash flows used in operating activities	(1,205,484)	(2,513)	—

Cash flows from investing activities:
Purchase of real estate	(45,901,562)	—	—
Net cash flows used in investing activities	(45,901,562)	—	—

Cash flows from financing activities:
Proceeds from offering	6,779,935	—	200,000
Payment of offering costs	(2,989,222)	(264,852)	—
Distributions paid	(12,226)	—	—
Advances from sponsor	2,650,000	—	300,000
Proceeds from mortgages payable	45,750,000	—	—
Payment of loan fees	(22,904)	—	—
Net cash flows provided by (used in) financing activities	52,155,583	(264,852)	500,000
Net increase (decrease) in cash and cash equivalents	$5,048,537	$(267,365)	$500,000
Cash and cash equivalents at beginning of the period	232,635	500,000	—
Cash and cash equivalents at end of the period	$5,281,172	$232,635	$500,000

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the years ended December 31, 2015 and the year ended December 31, 2014 and the period from December 19, 2013 (inception) through December 31, 2013

	2015	2014	Period from December 19, 2013 (inception) through December 31, 2013
Supplemental disclosure of cash flow information:
In conjunction with the purchase of real estate, the Company acquired assets and assumed liabilities as follows:
Land	$6,301,838	$—	$—
Building and other improvements	37,591,342	—	—
Furniture, fixtures and equipment	1,232,754	—	—
Acquired in place lease intangibles	601,623	—	—
Assumed liabilities	174,005	—	—
Purchase of real estate	$45,901,562	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$476,881	$—	$—

Distributions payable	$23,738	$—	$—

Change in accrued offering costs payable	$(1,006,078)	$1,853,716	$496,053

Common stock issued through distribution reinvestment plan	$1,457	$—	$—

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

NOTE 1 - ORGANIZATION

Inland Residential Properties Trust, Inc. (the “Company”) was formed on December 19, 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. The Company entered into a business management agreement with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”) to be the Business Manager to the Company.

The Company is authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share and Class T common stock, $.001 par value per share (“Class T Shares”), at a price of $23.95 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”) which commenced on February 17, 2015. The Company is also authorized to issue up to $190,000,000 of Class A and Class T Shares at a per share price of $23.75 and $22.81, respectively, pursuant to the Company’s distribution reinvestment plan (as amended, the “DRP”). In addition, the Company declared that each share of common stock that was issued and outstanding immediately prior to the effective date of the amendment of the Company’s charter converted into one Class A Share. As a result, the 8,000 shares of common stock the Sponsor owned as of February 18, 2015 were converted into 8,000 Class A Shares. On September 9, 2015, the Company sold 87,680.842 Class A Shares to the Sponsor for an aggregate purchase price of $2,000,000, or $22.81 per share. Giving effect to this sale, as of such date, having raised approximately $2,348,800 in Class A Shares, the Company met its minimum offering requirement and broke general escrow in connection with the Offering.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

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

Share Repurchase Program

Under the share repurchase program (as amended, the “SRP”), the Company is authorized to purchase shares from stockholders who have held their shares for at least one year, if requested, if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP will come from proceeds that the Company receives from the DRP. In the case of repurchases made because of the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tax Status

The Company has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with the tax year ended December 31, 2015. Because the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income, property or net worth, respectively, and to federal income and excise taxes on its undistributed income.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The fiscal year-end of the Company is December 31.

Offering and Organization Costs

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs were expensed as incurred. Deferred Offering costs were $2,614,621 at December 31, 2014 and were included in deferred costs, net in the accompanying consolidated financial statements. Offering costs were reclassified to additional paid in capital on the effective date of the Company’s Offering on February 17, 2015.

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

Acquisitions

Upon acquisition, the Company determines the total purchase price of each property (see Note 4 – “Acquisitions”). The Company allocates the total purchase price of properties based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources. Such tangible assets include land, building improvements, furniture, fixtures and equipment and such intangible assets include acquired above market and below market leases, in place lease value and any assumed financing that is determined to be above or below market terms.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Distribution and Stockholder Servicing Fee

The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of our estimated value per share) for each Class T Share sold in its Offering. The distribution and stockholder servicing fee accrues daily and is paid monthly in arrears. The fee is ongoing and is not paid at the time of purchase. The Company accounts for this fee as a charge to equity on a periodic basis as it becomes contractually due and payable.

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

The Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy will consist of three broad levels, which are described below:

•	Level 1 − Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•

Level 2 − Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 − Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.

Under the terms of residential leases, the residents of the Company’s residential communities are obligated to reimburse the Company for certain utility usage, water and electricity, where the Company is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property income in the accompanying consolidated statements of operations.

Valuation of Accounts and Rents Receivable

The Company takes into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding and payment history of the tenant, which taken as a whole determines the valuation.

Equity-Based Compensation:

The Company had restricted shares outstanding at December 31, 2015. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative cost in the consolidated statements of operations. The Company primarily recognizes expense determined based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 6, "Equity-Based Compensation" for further information.

REIT Status

The Company has qualified and has elected to be taxed as a REIT beginning with the tax year ended December 31, 2015. In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual taxable income, subject to certain adjustments, to its stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact its REIT status. If it fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate rates.

Income Taxes

Income taxes were accounted for under the asset and liability method during the year ended December 31, 2014. Deferred tax assets and liabilities were recognized for future tax consequences and were attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses. A valuation allowance was established for uncertainties relating to realization of deferred tax assets. At December 31, 2014, the Company had a deferred tax asset of approximately $74,008 for which a valuation allowance was recorded in the same amount due to the uncertainty of realization. As a result of the REIT election at December 31, 2015, the Company reversed a deferred tax asset of $726,017 and associated valuation allowance related to its REIT activities.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the ASU eliminate the requirement of an acquirer to retrospectively account for provisional amounts that are identified during the measurement period after a business combination.  This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The ASU also requires the acquirer to disclose the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued and will be applied prospectively to adjustments to provisional amounts that occur after the effective date.  The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the application of this ASU and its effect on our financial position and results of operations.

NOTE 3 – INCOME TAX AND DISTRIBUTIONS

The Company has qualified and has elected to be taxed as a REIT under the Internal Revenue Code for federal income tax purposes commencing with the tax year ending December 31, 2015.  As a result, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. The Company had no uncertain tax positions as of December 31, 2015. The Company expects no significant increases in uncertain tax positions due to changes in tax positions within one year of December 31, 2015. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2015, 2014 and the period from December 19, 2013 (inception) through December 31, 2013.  As of December 31, 2015, the tax returns for the calendar years 2014 and 2013 remain subject to examination by U.S. and various state and local tax jurisdictions.

As a result of the REIT election at December 31, 2015, the Company reversed a deferred tax asset of $726,017 and associated valuation allowance related to its REIT activities. Generally, as a REIT, the Company will not pay federal income tax at the REIT level (including its qualified REIT subsidiaries), but instead a dividends paid deduction will generally offset its taxable income. As a result, while the Company will still be permitted to use net operating losses to offset its REIT taxable income, the Company does not expect to pay income taxes on its REIT taxable income, and therefore does not expect to be able to realize such deferred tax assets and liabilities.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the year ended December 31, 2015, the Company paid and declared cash dividends of approximately $13,673 and $36,567, respectively, to stockholders of Class A Shares and paid and declared cash dividends of approximately $10 and $854, respectively, to stockholders of Class T Shares. For income tax purposes only, 100% of the cash dividends to the Class A stockholders and Class T stockholders will be treated as nondividend distributions (which are treated for income tax purposes as a return of capital to the extent of a stockholder’s basis in its shares and thereafter as capital gain) and none will be treated as ordinary dividends or capital gain.

For the year ended December 31, 2015, the Company paid stock distributions of 136.965 Class A Shares and 0.522 Class T Shares to stockholders of Class A Shares and Class T Shares, respectively, all of which will be treated as non-taxable distributions to the recipient stockholder.

NOTE 4 - ACQUISITIONS

2015 Acquisitions

Date Acquired	Property Name	Location	Total Number of Units (unaudited)	Square Footage (unaudited)	Purchase Price
9/30/15	The Retreat at Market Square	Frederick, MD	206	194,732	$45,727,557

During the year ended December 31, 2015, the Company acquired, through its indirect wholly owned subsidiary, the real estate property above by borrowing $45,750,000 in mortgage debt that is secured by a first priority mortgage on the property.

For the property acquired during the year ended December 31, 2015, the Company recorded revenue of $967,471 and property net loss of $496,232 which excludes expensed acquisition related costs.

The Company incurred $1,247,622, $0 and $0 during the years ended December 31, 2015 and 2014 and the period from December 19, 2013 (inception) to December 31, 2013, respectively, of acquisition, dead deal and transaction related costs.  These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

The following table presents certain additional information regarding the Company’s acquisition during 2015. The amounts recognized for major assets acquired as of the acquisition date are as follows:

Property Name	Land	Building and Improvements	Furniture, Fixtures and Equipment	Acquired Lease Intangibles
The Retreat at Market Square	$6,301,838	$37,591,342	$1,232,754	$601,623

Pro Forma Disclosures (unaudited)

The following condensed pro forma consolidated financial statements for the years ended December 31, 2015 and 2014 include pro forma adjustments related to the acquisition and financing during 2015. The 2015 acquisition is presented assuming the acquisition occurred on January 1, 2014. Acquisition expenses for the year ended December 31, 2015 of $1,247,622, related to the acquisition, are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results.

	For the year ended December 31
	2015	2014
Pro forma total income	$3,587,348	$1,306,186
Pro forma net loss	$(2,553,298)	$(3,744,548)
Net loss per common share (a)	$(8.82)	$(12.93)

(a)	Based on number of common shares outstanding as of December 31, 2015.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – MORTGAGES PAYABLE

As of December 31, 2015 and 2014, the Company had mortgages payable of $45,750,000 and $0, respectively. The following mortgage loan is secured by a first mortgage on the property.

Property Name	Stated Interest Rate Per Annum	Principal Balance at December 31, 2015	Principal Balance at December 31, 2014	Maturity Date	Notes
The Retreat at Market Square	3.95%	$45,750,000	$—	September 30, 2016	(a)

(a)  The mortgage payable requires monthly payments of interest only until the maturity date. The Company has a one-time option to extend the maturity date for an additional seven year period to September 30, 2023, subject to an appraisal of the property showing a loan to value ratio not to exceed 60% and the lender’s verification of a minimum debt service coverage ratio of 2.45. If extended, the mortgage payable would bear interest at a fixed rate equal to 3.79%, require monthly payments of interest only for the next five years and thereafter, require monthly payments of principal and interest based upon a 30 year amortization until maturity. During the initial one-year term of the loan, the Sponsor has agreed to guarantee the payment of (i) all real estate taxes on the property which accrue or become due during the term of the loan, (ii) all Costs and Expenses, as defined, and (iii) any and all losses, damages, costs or expenses of the lender, which arise in consequence of certain events, as defined, provided that the guaranteed obligation will be limited to the payment of $9,150,000, plus enforcement costs. The Company has not paid, and will not pay, any fees or other consideration to the Sponsor for this guarantee.

In 2016, the Company paid down $8,363,800, and it expects to continue to pay down, the mortgage payable with proceeds from the Company’s Offering until the 60% loan to value, as defined, is achieved.

NOTE 6 – EQUITY-BASED COMPENSATION

In November 2015, the Company granted 822 non-vested restricted shares that entitle the holder to receive one Class A Share for each restricted share when it vests. Restricted shares were issued to non-employee directors as compensation in accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”).

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period.  At vesting, any restrictions on the shares lapse.  Compensation expense associated with the director restricted shares was $3,438, $0 and $0 in 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company had $15,313 of unrecognized compensation cost related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to non-vested restricted shares will be recognized is 1.83 years. The weighted average remaining contractual term for restricted shares granted in 2015 was approximately 2 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2015	—	—	—
Granted	822	$18,750	$18,750
Converted	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2015	822	$18,750	$18,750
Convertible at December 31, 2015	—	$—	$—

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	—	$—
Granted	822	18,750
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2015	822	$18,750

NOTE 7 – SEGMENT REPORTING

The Company has one reportable segment, multi-family real estate, as defined by U.S. GAAP for the years ended December 31, 2015, 2014 and 2013.

NOTE 8 – TRANSACTIONS WITH RELATED PARTIES

The Sponsor contributed $200,000 to the capital of the Company for which it received 8,000 shares of common stock which were subsequently converted into 8,000 Class A Shares. On September 9, 2015, the Company sold 87,680.842 Class A Shares to the Sponsor for an aggregate purchase price of $2,000,000, or $22.81 per share.

As of December 31, 2015, the Company had incurred $4,660,861 of offering and organization costs. Pursuant to the terms of the Offering, the Business Manager will repay all offering and organization expenses (excluding selling commissions) in excess of 2.0% of the gross proceeds of the Offering or all offering and organization expenses (including selling commissions) which together exceed 10.75% of the gross offering proceeds from Class A Shares and 6.75% of the gross offering proceeds from Class T Shares, sold in the primary offering over the life of the Offering.

The following table summarizes the Company’s related party transactions for the years ended December 31, 2015, 2014 and 2013.

		Year ended December 31,			Unpaid amounts as of
		2015	2014	2013	December 31, 2015	December 31, 2014
General and administrative reimbursements	(a)	$198,095	$75,422	$—	$95,239	$75,422
Affiliate share discounts	(b)	8,065	—	—	—	—
Organization costs	(c)	—	1,227	930	—	1,227
Total general and administrative costs		206,160	76,649	930	95,239	76,649

Acquisition related costs	(d)	711,657	—	—	690,485	—
Offering costs	(e)	611,128	999,396	181,006	1,104,314	1,156,018
Business management fee	(f)	91,455	—	—	91,455	—
Mortgage financing fee	(g)	114,375	—	—	114,375	—
Sponsor non-interest bearing advances	(h)	2,650,000	—	300,000	2,950,000	300,000

Property management fee		37,699	—	—	—	—
Property operating expenses		58,039	—	—	18,547	—
Total property operating expenses	(i)	95,738	—	—	18,547	—

(a)

The Business Manager and its affiliates are entitled to reimbursement for certain general and administrative expenses relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(b)

The Company established a discount stock purchase policy for related parties that enable them to purchase shares of common stock at $22.81 per share. The Company sold 3,683 shares to related parties during the year ended December 31, 2015.

(c)

The Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs, that exceed 10.75% of the gross offering proceeds from Class A Shares, and 6.75% of the gross offering proceeds from Class T Shares sold in the “reasonable best efforts” offering over the life of the Offering.

(d)

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

(e)

The Company reimburses the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also receives selling commissions equal to 6.0% of the sale price for each Class A Share sold and 2.0% of the sale price for each Class T Share sold and a dealer manager fee equal to 2.75% of the sale price for each share sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company does not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and pays no or reduced selling commissions and dealer manager fees in connection with certain special sales.

(f)

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

(g)

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

(h)	This amount on the accompanying consolidated balance sheets contains non-interest bearing advances made by the Sponsor which the Company intends to repay.

(i)

The Company pays the Real Estate Manager a monthly management fee of up to 4% of the gross income from any property managed directly by the Real Estate Manager or its affiliates. The Real Estate Manager may reduce, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses, benefits and severance payments for persons performing services, including without limitation acquisition due diligence services, for the Real Estate Manager and its affiliates (excluding the executive officers of the Real Estate Manager and the Company’s executive officers).

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following represents the results of operations, for each quarterly period, during 2015 and 2014.

	2015
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$957,030	$10,441	$—	$—
Net loss	$(862,580)	$(1,364,824)	$(111,807)	$(153,391)
Net loss per common share, basic and diluted (1)	$(5.48)	$(43.30)	$(13.98)	$(19.17)
Weighted average number of common shares outstanding, basic and diluted (1)	157,326	31,520	8,000	8,000

	2014
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$—	$—	$—	$—
Net loss	$(144,248)	$(4,679)	$(1,875)	$(3,908)
Net loss per common share, basic and diluted (1)	$(18.03)	$(0.58)	$(0.23)	$(0.49)
Weighted average number of common shares outstanding, basic and diluted (1)	8,000	8,000	8,000	8,000

(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

NOTE 10 – SUBSEQUENT EVENTS

In 2016, the Company has made principal payments of approximately $8,363,800 on its outstanding mortgage payable.

Cash dividends

The Company’s board of directors declared cash dividends payable to stockholders of record each day beginning on the close of business December 1, 2015 through the close of business December 31, 2015, in a daily amount equal to $0.003424658 per day per Class A Share and $0.002768493 per day per Class T Share, based upon a 365-day period.  The Company’s board of directors declared cash dividends payable to stockholders of record each day beginning on the close of business January 1, 2016 through the close of business June 30, 2016, in a daily amount equal to $0.003415301 per day per Class A Share and $0.002760929 per day per Class T Share, based upon a 366-day period. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
December 2015	January 2016	$23,738	$5,276	223	$18,462
January 2016	February 2016	$35,123	$10,362	438	$24,761
February 2016	March 2016	$41,781	$14,775	624	$27,006

Stock dividends

The Company’s board of directors declared a monthly stock dividend of 0.000833333 Class A Shares and 0.000833333 Class T Shares per Class A Share and Class T Share owned, respectively, payable to stockholders of record at the close of business on December 31, 2015, January 31, 2016, February 29, 2016, March 31, 2016, April 30, 2016, May 31, 2016 and June 30, 2016. Stock dividends were issued as follows:

Distribution Month	Month Distribution Issued	Shares Issued
December 2015	January 2016	242
January 2016	February 2016	314
February 2016	March 2016	391

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2015

		Initial cost (A)		Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improvements	Land(C)	Buildings and Improve-ments (C)	Total (C)	Accumulated Depreciation (D)	Date Con- structed	Date Acquired	Depreciable Lives
The Retreat at Market Square	$45,750,000	$6,301,838	$38,824,096	$6,301,838	$38,824,096	$45,125,934	$(364,520)	2014	2015	7-30
Frederick, MD

Notes:

(A) The initial cost to the Company represents the original purchase price of the property.

(B) The aggregate cost of real estate owned at December 31, 2015 and 2014 for federal income tax purposes was approximately $46,975,000 and $0, respectively (unaudited).

(C) Reconciliation of real estate owned:

	2015	2014	2013
Balance at January 1,	$—	$—	$—
Acquisitions	45,125,934	—	—
Improvements, net of master lease	—	—	—
Balance at December 31,	$45,125,934	$—	$—

(D) Reconciliation of accumulated depreciation:

Balance at January 1,	$—	$—	$—
Depreciation expense	364,520	—	—
Balance at December 31,	$364,520	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework 2013 issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules adopted by the SEC, permitting the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at http://www.inlandresidentialtrust.com. We will provide the code of ethics free of charge upon request to our investor services group.

Item 11. Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 14.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2015 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III).

(3)	Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules:

All schedules other than those indicated in the index as set forth in Item 8 have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 29, 2016
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer	March 29, 2016
Name:	Mitchell A. Sabshon	(Principal Executive Officer)

By:	/s/ Catherine L. Lynch	Chief Financial Officer	March 29, 2016
Name:	Catherine L. Lynch	(Co-Principal Financial Officer)

By:	/s/ David Z. Lichterman	Vice President, Treasurer and Chief Accounting Officer	March 29, 2016
Name:	David Z. Lichterman	(Co-Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Adrian Corbiere	Director	March 29, 2016
Name:	Adrian Corbiere

By:	/s/ Michael W. Reid	Director	March 29, 2016
Name:	Michael W. Reid

By:	/s/ Donald E. Tolva	Director	March 29, 2016
Name:	Donald E. Tolva

EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Amendment and Restatement of Inland Residential Properties Trust, Inc., dated February 17, 2015 (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

3.2

Articles of Amendment of Inland Residential Properties Trust, Inc., dated March 12, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2015 (file number 333-199129))

3.3

Articles of Amendment of Inland Residential Properties Trust, Inc., dated May 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2015 (file number 333-199129))

3.4

Certificate of Correction of Inland Residential Properties Trust, Inc., dated December 15, 2015 (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 6 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2015 (file number 333-199129))

3.5

Bylaws of Inland Residential Properties Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 3, 2014 (file number 333-199129))

4.1

Third Amended and Restated Distribution Reinvestment Plan, dated September 8, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 9, 2015 (file number 333-199129))

4.2

Amended and Restated Share Repurchase Program, effective October 19, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2015 (file number 333-199129))

4.3

Agreement of Limited Partnership of Inland Residential Operating Partnership, L.P., dated February 17, 2015 (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.1

Second Amended and Restated Dealer Manager Agreement, dated September 8, 2015 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 9, 2015 (file number 333-199129))

10.2

Business Management Agreement, dated February 17, 2015 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.3

Master Real Estate Management Agreement, dated February 17, 2015 (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.4

Escrow Agreement, dated February 17, 2015 (incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.5	Amendment to Escrow Agreement, dated February 17, 2016*

10.6

Employee and Director Incentive Restricted Share Plan (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.7

Trademark License Agreement (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 2 to the

Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 13, 2015 (file number 333-199129))

10.8

Purchase and Sale Agreement, dated July 20, 2015, by and between Inland Real Estate Acquisitions, Inc. and The Haven at Market Square, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.9

Assignment and Assumption of Purchase and Sale Agreement, dated September 30, 2015, by and between Inland Real Estate Acquisitions, Inc. and IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.10

Assignment and Assumption of Leases, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and The Haven at Market Square, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.11

Loan Agreement, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.12

Secured Promissory Note, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.13

Purchase Money Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C., Lawyers Title Realty Services, Inc., as trustee, for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.14

Assignment of Leases and Rents, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. to Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.15

Security Agreement, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.16

Guaranty, dated September 30, 2015, by Inland Real Estate Investment Corporation in favor of Parkway Bank and Trust Company with respect to certain indebtedness and liabilities of IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.17

Environmental Indemnity Agreement, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. and Inland Real Estate Investment Corporation in favor of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

14.1	Code of Ethics*

21.1	Subsidiaries of the Registrant*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 29, 2016, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of  (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.