Form 10-Q
period 2016-03-31
Inland Residential Properties Trust, Inc.
filed 2016-05-10
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 3, 2016, there were 619,257 shares of the registrant’s Class A common stock and 36,768 shares of Class T common stock outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Assets:
Real estate:
Land	$6,301,838	$6,301,838
Building and other improvements	38,824,096	38,824,096
Total real estate	45,125,934	45,125,934
Less: accumulated depreciation	(729,041)	(364,520)
Net real estate	44,396,893	44,761,414
Cash and cash equivalents	356,046	5,281,172
Accounts and rent receivable	25,424	35,763
Acquired in place lease intangibles, net	85,946	343,785
Other assets	348,340	464,937
Total assets	$45,212,649	$50,887,071

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$35,317,041	$45,646,954
Accounts payable and accrued expenses	396,375	422,223
Distributions payable	54,282	23,738
Due to related parties	5,140,892	5,064,415
Other liabilities	31,207	49,655
Total liabilities	40,939,797	51,206,985

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.001 par value, 320,000,000 shares authorized, 522,067 shares and 274,481 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	522	274
Class T common stock, $.001 par value, 80,000,000 shares authorized, 27,635 shares and 15,157 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	28	15
Additional paid in capital (net of offering costs of $5,420,690 and $4,597,765 as of March 31, 2016 and December 31, 2015, respectively)	7,987,656	2,398,277
Distributions and accumulated losses	(3,715,354)	(2,718,480)
Total stockholders’ equity (deficit)	4,272,852	(319,914)
Total liabilities and stockholders’ equity (deficit)	$45,212,649	$50,887,071

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2016	2015
Income:
Rental income	$843,236	$—
Other property income	88,011	—
Total income	931,247	—

Expenses:
Property operating expenses	287,733	—
Real estate tax expense	87,025	—
General and administrative expenses	280,511	153,391
Business management fee	68,591	—
Depreciation and amortization	622,359	—
Total expenses	1,346,219	153,391

Operating loss	(414,972)	(153,391)

Interest expense	(427,027)	—

Net loss	$(841,999)	$(153,391)

Net loss per common share, basic and diluted	$(1.98)	$(19.17)

Weighted average number of common shares outstanding, basic and diluted	425,942	8,000

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(unaudited)

	Common Stock				Additional	Distributions and
	Class A		Class T		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at January 1, 2016	274,481	$274	15,157	$15	$2,398,277	$(2,718,480)	$(319,914)
Proceeds from the offering	245,471	246	12,305	13	6,340,989	—	6,341,248
Offering costs	—	—	—	—	(822,925)	—	(822,925)
Discount on shares to related parties	—	—	—	—	14,530	—	14,530
Issuance of shares from distribution reinvestment plan	1,166	1	121	—	30,426	—	30,427
Distributions declared	—	—	—	—	—	(131,275)	(131,275)
Stock dividends issued	894	1	52	—	23,599	(23,600)	—
Net loss	—	—	—	—	—	(841,999)	(841,999)
Equity based compensation	55	—	—	—	2,760	—	2,760
Balance at March 31, 2016	522,067	$522	27,635	$28	$7,987,656	$(3,715,354)	$4,272,852

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(841,999)	$(153,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	622,359	—
Amortization of debt issuance costs	34,233	—
Amortization of equity based compensation	2,760	—
Discount on shares issued to related parties	14,530	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	(41,009)	31,383
Accounts and rents receivable	10,339	—
Due to related parties	129,619	5,420
Other liabilities	(24,385)	—
Other assets	107,524	(42,910)
Net cash flows provided by (used in) operating activities	13,971	(159,498)

Cash flows from financing activities:
Payment of mortgage payable	(10,363,817)	—
Proceeds from offering	6,341,248	—
Payment of debt issuance costs	(329)	—
Distributions paid	(70,304)	—
Payment of offering costs	(845,895)	(927,059)
Advances from sponsor	—	1,200,000
Net cash flows (used in) provided by financing activities	(4,939,097)	272,941
Net (decrease) increase in cash and cash equivalents	$(4,925,126)	$113,443
Cash and cash equivalents, at beginning of the period	5,281,172	232,635
Cash and cash equivalents, at end of period	$356,046	$346,078

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three months ended March 31,
	2016	2015
Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$398,732	$—

Distributions payable	$54,282	$—

Change in accrued offering costs payable	$(22,970)	$334,603

Common stock issued through distribution reinvestment plan	$30,427	$—

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Residential Properties Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2015, which are included in the Company’s 2015 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

NOTE 1 - ORGANIZATION

Inland Residential Properties Trust, Inc. (the “Company”) was formed on December 19, 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. The Company entered into a business management agreement with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company.

The Company has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the tax year ended December 31, 2015. Because the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income, property or net worth, respectively, and to federal income and excise taxes on its undistributed income.

At March 31, 2016, the Company owned one 194,732 square foot 206 unit multi-family community. For the three months ended March 31, 2016, the property’s average occupancy was 89.8% and at March 31, 2016, 201 residential units were leased.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 29, 2016, under the heading “Note 2 - Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2016.

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

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 for the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, the unamortized debt issuance costs were $69,142 and $103,046, respectively. These unamortized debt issuance costs are now classified within mortgages payable, net on the Company’s consolidated balance sheets. The Company applied ASU 2015-03 retrospectively to all prior periods presented.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the application of this ASU and its effect on its financial position and results of operations.

NOTE 3 – EQUITY

The Company is authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share and Class T common stock, $.001 par value per share (“Class T Shares”), at a price of $23.95 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”) which commenced on February 17, 2015. The Company is also authorized to issue up to $190,000,000 of Class A and Class T Shares at a per share price of $23.75 and $22.81, respectively, pursuant to the Company’s distribution reinvestment plan (as amended, “DRP”).  Excluding DRP proceeds, the Company generated gross proceeds of $6,046,512 from sales of its Class A Shares and $294,736 from sales of its Class T Shares during the three months ended March 31, 2016. As of March 31, 2016, the Company had 522,067 Class A Shares outstanding and 27,635 Class T Shares outstanding.

For the three months ended March 31, 2016, the Company paid and declared cash distributions of $70,304 and $131,275, respectively, and issued stock dividends of 946 shares to stockholders.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

The Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, cash distributions paid on Class A Shares and Class T Shares, as applicable, are used to purchase Class A Shares and Class T Shares, respectively. Such purchases under the DRP are not subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP and are made initially at a price of $23.75 and $22.81 per Class A Share and Class T Share, respectively. The price is subject to change after the earlier of (1) the change of the public offering price in a public “reasonable best efforts” offering of the Company’s Class A Shares from $25.00 per Class A Share or Class T Shares from $23.95 per Class T Share, as applicable, if there is a change, and (2) termination of all “reasonable best efforts” public offerings of the Company’s Class A Shares or Class T Shares, as applicable.

Distributions reinvested through the DRP were $30,427 for the three months ended March 31, 2016. There were no distributions paid during the three months ended March 31, 2015.

Share Repurchase Program

Under the share repurchase program (as amended, the “SRP”), the Company is authorized, in its discretion, to purchase shares from stockholders who have held their shares for at least one year, if requested. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP comes from proceeds that the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

There were no repurchases through the SRP for the three months ended March 31, 2016 and 2015.

NOTE 4 - ACQUISITIONS

2016 Acquisitions

During the three months ended March 31, 2016, the Company did not acquire any properties.

Pro Forma Disclosures

The following condensed pro forma consolidated financial statements for the three months ended March 31, 2015 include pro forma adjustments related to the acquisition and financing during 2015. The 2015 acquisition is presented assuming the acquisition occurred on January 1, 2014.

Three months ended March 31,
2015
Pro forma total income	$814,653
Pro forma net loss	$(632,355)
Loss per share (a)	$(1.15)

(a)	Based on number of common shares outstanding as of March 31, 2016

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5 – MORTGAGES PAYABLE

As of March 31, 2016, the Company’s mortgage loan is secured by a first mortgage on the property. The Company is in compliance with all financial covenants related to its mortgage payable.

	March 31, 2016		December 31, 2015
Mortgages	Principal Amount	Interest Rate	Principal Amount	Interest Rate
Mortgage payable (a)	$35,386,183	3.95%	$45,750,000	3.95%
Unamortized debt issuance costs	(69,142)		(103,046)
Total debt	$35,317,041		$45,646,954

(a)

The mortgage payable requires monthly payments of interest only until the maturity date. The mortgage payable matures on September 30, 2016. The Company has a one-time option to extend the maturity date for an additional seven year period to September 30, 2023, subject to an appraisal of the property showing a loan to value ratio not to exceed 60% and the lender’s verification of a minimum debt service coverage ratio of 2.45. If extended, the mortgage payable would bear interest at a fixed rate equal to 3.79%, require monthly payments of interest only for the next five years and thereafter, require monthly payments of principal and interest based upon a 30 year amortization until maturity. During the initial one-year term of the loan, the Sponsor has agreed to guarantee the payment of (i) all real estate taxes on the property which accrue or become due during the term of the loan, (ii) all costs and expenses, as defined, and (iii) any and all losses, damages, costs or expenses of the lender, which arise in consequence of certain events, as defined, provided that the guaranteed obligation will be limited to the payment of $9,150,000, plus enforcement costs. The Company has not paid, and will not pay, any fees or other consideration to the Sponsor for this guarantee.

For the three months ended March 31, 2016, the Company paid down $10,363,817, and it expects to continue to pay down, the mortgage payable with proceeds from the Company’s Offering until the 60% loan to value, as defined, is achieved.

NOTE 6 – EQUITY-BASED COMPENSATION

In November 2015, the Company granted 822 non-vested restricted shares that entitle the holder to receive one Class A Share for each restricted share when it vests. Restricted shares were issued to non-employee directors as compensation in accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”).

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period.  At vesting, any restrictions on the shares lapse.  Compensation expense associated with the director restricted shares was $2,760 for the three months ended March 31, 2016. As of March 31, 2016, the Company had $12,552 of unrecognized compensation cost related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to non-vested restricted shares will be recognized is 1.68 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2016	822	$18,750	$18,750
Granted	—	—	—
Vested	(55)	(1,250)	—
Forfeited	—	—	—
Outstanding at March 31, 2016	767	$17,500	$18,750

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 7 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, multi-family real estate, for the three months ended March 31, 2016.

NOTE 8 – TRANSACTIONS WITH RELATED PARTIES

The Sponsor invested $200,000 by purchasing 8,000 shares of common stock which were subsequently converted into 8,000 Class A Shares. On September 9, 2015, the Company sold 87,680.842 Class A Shares to the Sponsor for an aggregate purchase price of $2,000,000, or $22.81 per share.

Since inception, the Sponsor has advanced $2,950,000 in cash to the Company, which is included in due to related parties on the accompanying consolidated balance sheets, to partially fund formation, offering and organization costs.

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2016 and 2015. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three months ended March 31,		Amount Unpaid as of
		2016	2015	March 31, 2016	December 31, 2015
General and administrative expenses	(a)	$91,463	$59,079	$124,633	$95,239
Affiliate share discounts	(b)	14,530	—	—	—
Total general and administrative costs		$105,993	$59,079	$124,633	$95,239

Acquisition related costs	(c)	$—	$—	$686,250	$690,485
Offering costs	(d)	$549,807	$61,818	$1,097,341	$1,104,314
Business management fee	(e)	$68,591	$—	$160,046	$91,455
Mortgage financing fee	(f)	$—	$—	$114,375	$114,375
Sponsor non-interest bearing advances	(g)	$—	$1,200,000	$2,950,000	$2,950,000

Property management fee		$37,131	$—	$—	$—
Property operating expenses		72,706	—	8,247	18,547
Total property operating expenses	(h)	$109,837	$—	$8,247	$18,547

(a)

The Business Manager and its affiliates are entitled to reimbursement for certain general and administrative expenses incurred relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enable them to purchase shares of common stock at $22.81 per share. The Company sold 6,635 shares to affiliates during the three months ended March 31, 2016.

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

(e)

The Company pays the Business Manager an annual business management fee equal to 0.6% of its “average invested assets.” The fee is payable quarterly in an amount equal to 0.15% of the Company’s average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities or consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

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

(g)

This amount represents non-interest bearing advances made by the Sponsor which the Company intends to repay. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(h)

The Company pays Inland Residential Real Estate Services, LLC (the “Real Estate Manager”) a monthly property management fee of up to 4% of the gross income from any property managed directly by the Real Estate Manager or its affiliates. The Real Estate Manager may reduce, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses, benefits and severance payments for persons performing services, including without limitation acquisition due diligence services, for the Real Estate Manager and its affiliates (excluding the executive officers of the Real Estate Manager and the Company’s executive officers).

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company made principal payments of approximately $1.9 million on its outstanding mortgage payable.

Cash distributions

The Company’s board of directors declared cash distributions payable to stockholders of record each day beginning on the close of business March 1, 2016 through the close of business September 30, 2016, in a daily amount equal to $0.003415301 per day per Class A Share and $0.002760929 per day per Class T Share, based upon a 366-day period. Distributions were paid monthly in arrears as follows:

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
March 2016	April 2016	$54,282	$22,895	967	$31,387
April 2016	May 2016	$61,065	$28,046	1,184	$33,019

Stock dividends

The Company’s board of directors declared a monthly stock dividend of 0.000833333 Class A Shares and 0.000833333 Class T Shares per Class A Share and Class T Share owned, respectively, payable to stockholders of record at the close of business on March 31, 2016, April 30, 2016, May 31, 2016, June 30, 2016, July 31, 2016, August 31, 2016 and September 30, 2016.  Stock dividends were issued as follows:

Dividend Month	Month Dividend Issued	Shares Issued
March 2016	April 2016	459
April 2016	May 2016	545

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Residential Properties Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 29, 2016, and factors described below:

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

•

We cannot guarantee that we continue to pay distributions but, if we do, we may pay all or a substantial portion of our distributions from sources other than cash flow from operations, including an unlimited amount of borrowings and net offering proceeds. We have not limited our use of any of these other sources. Payments of distributions from sources other than cash flows from operations reduce the amount of capital we ultimately invest in real estate assets;

•	We have incurred net losses on a U.S. GAAP basis for the three months ended March 31, 2016 and 2015 and for the year ended December 31, 2015;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•

The interest of later investors in our common stock will be diluted as a result of our payment of stock dividends that have been declared and will be further diluted if we make additional stock dividends;

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by Inland Real Estate Investment Corporation (our “Sponsor”) should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	The number and value of real estate assets we acquire will depend, in part, on the net proceeds raised in our “reasonable best efforts” offering;
•

We do not have employees and will rely on Inland Residential Business Manager & Advisor, Inc. or our “Business Manager” and Inland Residential Real Estate Services, LLC or our “Real Estate Manager” to manage our business and assets;

•	Persons performing services for our Business Manager and our Real Estate Manager are employed by our Sponsor or its affiliates and will face competing demands for their time and service;
•	We do not have arm’s-length agreements with our Business Manager, Real Estate Manager or other affiliates of our Sponsor;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager;

•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	We rely on entities affiliated with our Sponsor to identify real estate assets;
•	We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•	We have not identified all of the specific real estate assets that we will acquire with the net proceeds raised in our “reasonable best efforts” offering, thus it is a “blind pool” offering;
•

We exceeded the total limit we may borrow set by our charter which may reduce the funds available for distributions and increase the risk of loss since defaults may cause us to lose the property securing the loan;

•	Our property may compete with the properties owned by other programs sponsored by our Sponsor or Inland Private Capital Corporation for, among other things, tenants;
•	There are limits on the ownership and transferability of our shares; and
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On February 17, 2015, we commenced our initial public offering, referred to herein as the “Offering.” We are authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share and Class T common stock, $.001 par value per share (“Class T Shares”), at a price of $23.95 per share, in any combination, on a “reasonable best efforts” basis. We are also authorized to issue up to $190,000,000 of Class A and Class T Shares at a per share price of $23.75 and $22.81, respectively, pursuant to our distribution reinvestment plan (as amended, “DRP”).

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2015. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

Company Highlights - Three Months Ended March 31, 2016

Property Performance

Community	Location	Total Number of Units	Average Rental Rate per Unit (a)	2016 Average Occupancy	Units leased (b)
The Retreat at Market Square	Frederick, MD	206	$1,544	89.8%	97.6%
(a)	Average rental rate per unit is for the last month of the period presented.
(b)	Percent of units leased at March 31, 2016.

During the three months ended March 31, 2016, average rental rate per unit remained constant while the number of units leased increased by 15 or 7.3% from December 31, 2015.

From January 1st through May 9th, 2016, the property’s average occupancy was 91.3%, and there were 205 units or 99.5% of units leased at May 9th 2016.

Financings

We paid approximately $10.4 million on our mortgage payable with proceeds from our Offering.  We expect to continue to repay our mortgage payable until the 60% loan to value, as defined, is achieved.

Capital

Excluding DRP proceeds, we generated gross proceeds of approximately $6.0 million from sales of our Class A Shares and approximately $0.3 million from sales of our Class T Shares during the three months ended March 31, 2016.

Liquidity and Capital Resources

General

Our principal demand for funds is to acquire real estate assets, to pay operating and offering expenses, to pay principal and interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our SRP. We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions will be funded primarily from the sale of our shares, including those offered for sale through our DRP, as well as financing obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager and Inland Real Estate Acquisitions, Inc. evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to invest proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.

For the three months ended March 31, 2016, we received net offering proceeds of $5.5 million from the sale of our stock. Our ability to fund operations is subject to some uncertainties. If we have not generated sufficient cash flow from operations or raised additional offering proceeds, we may fund our cash needs from advances or contributions from our Business Manager or Sponsor or from cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fees or its right to be reimbursed for certain expenses. We have not limited the amount of monies from any of these sources that may be used to fund cash needs. Neither our Business Manager nor our Sponsor has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee or reimbursements. Further, there is no assurance that these other sources will be available to fund our cash needs.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

Our cash needs, as of March 31, 2016 and 2015, have been primarily to pay down our mortgage payable and pay administrative, organizational and offering costs. During the three months ended March 31, 2016, we had no acquisitions. At March 31, 2016 and December 31, 2015, we owed $5.1 million and $5.0 million, respectively, to our Sponsor and its affiliates for advances or unpaid service fees. These amounts include non-interest bearing advances by the Sponsor and its affiliates, which we intend to repay.

Cash Flow Analysis

	For the three months ended March 31,
	2016	2015
Net cash flows provided by (used in) operating activities	$13,971	$(159,498)
Net cash flows (used in) provided by financing activities	$(4,939,097)	$272,941

For the three months ended March 31, 2016, cash provided by operating activities was $13,971. For the three months ended March 31, 2015, cash used in operating activities was $159,498. For 2016, funds generated from rental and other property income were offset by property operating, interest and general and administrative expenses.

Cash used in financing activities increased $5,212,038 in 2016 to $4,939,097 from cash provided by financing activities of $272,941 in 2015.  The increase is primarily due to:

•	$10,363,817 increase in payments to reduce the balance of our mortgage payable,
•	$1,200,000 decrease in sponsor advances and
•	$70,304 increase in distributions paid,

partially offset by:

•	$6,341,248 increase in offering proceeds and
•	$81,164 decrease in payment of offering costs.

A summary of the cash distributions declared and paid, and cash flows used in operations for the three months ended March 31, 2016 and 2015 is as follows:

	Class A		Class T
	Distributions Declared	Distributions Declared Per Share (1)	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flow provided by (used in) Operations	Net Offering Proceeds (2)(3)
2016	$125,535	$0.31	$5,740	$0.25	$70,304	$30,427	$100,731	$13,971	$5,495,353
2015	$—	$—	$—	$—	$—	$—	$—	$(159,498)	$—

(1)	Per share amounts are based on weighted average number of Class A Shares or Class T Shares, as applicable, outstanding.
(2)	Distributions paid for the three months ended March 31, 2016 were paid from the net proceeds of our Offering.
(3)	The Offering commenced on February 17, 2015.

Results of operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2016 and 2015.  We did not meet our minimum offering requirement until September 9, 2015 and subsequently purchased our first property on September 30, 2015.  As a result, variances are primarily due to the purchase of our first property in 2015 and our on-going capital raising efforts.

Our net loss was $841,999 and included the following components for the three months ended March 31, 2016:

Total income.  Total income of $931,247 consists of tenant rental and fee income and is impacted by rental rates and occupancy levels. Our property’s average occupancy was 89.8% for 2016.

Operating loss.  Operating loss for the three months ended March 31, 2016 was $414,972 which consisted of total income, property operating expenses, general and administrative expenses and depreciation and amortization.

Property operating expenses.  Property operating expenses totaled $287,733 in 2016 and consisted of property management fees and expenses related to owning and maintaining our real estate property.  Real estate tax expense was $87,025 for the three months ended March 31, 2016.

General and administrative expenses.  For the three months ended March 31, 2016, general and administrative expenses totaled $280,511, of which $105,993 was paid or accrued to related parties.  General and administrative expenses consisted primarily of related party stock discounts of $14,530, professional fees of $181,622 and administrative expenses of $84,359.

Depreciation and amortization expense.  For the three months ended March 31, 2016, depreciation and amortization expense totaled $622,359 and was due to depreciation on the property purchased during the third quarter of 2015.

Interest expense.  Interest expense for the three months ended March 31, 2016, totaled $427,027 and is due to financing the property purchased during the third quarter of 2015.

Critical Accounting Policies

Disclosures discussing all significant accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 29, 2016, under the heading “Critical Accounting Policies.”

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

Subsequent Events

Subsequent to March 31, 2016, we have made principal payments of approximately $1.9 million on our outstanding mortgage payable.

Cash distributions

Our board of directors declared cash distributions payable to stockholders of record each day beginning on the close of business March 1, 2016 through the close of business September 30, 2016, in a daily amount equal to $0.003415301 per day per Class A Share and $0.002760929 per day per Class T Share, based upon a 366-day period. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
March 2016	April 2016	$54,282	$22,895	967	$31,387
April 2016	May 2016	$61,065	$28,046	1,184	$33,019

Stock dividends

Our board of directors declared a monthly stock dividend of 0.000833333 Class A Shares and 0.000833333 Class T Shares per Class A Share and Class T Share owned, respectively, payable to stockholders of record at the close of business on March 31, 2016, April 30, 2016, May 31, 2016, June 30, 2016, July 31, 2016, August 31, 2016 and September 30, 2016.  Stock dividends were issued as follows:

Dividend Month	Month Dividend Issued	Shares Issued
March 2016	April 2016	459
April 2016	May 2016	545

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

With regard to variable rate financing, our Business Manager will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager will maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on stockholder investments may be reduced. Presently, we do not have any variable rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended March 31, 2016.

We have incurred a net loss on a U.S. GAAP basis for the three months ended March 31, 2016 of $0.8 million. Our loss can be attributed, in part, to property operating, interest and general and administrative expenses. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in December 2013 and, as of March 31, 2016, acquired one multi-family community. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We exceeded the total limit we may borrow as set by our charter which may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the property securing the loan.

We have acquired a property by borrowing monies in an amount equal to the purchase price of the acquired property and, in some instances, we may acquire properties by assuming existing financing or borrowing new monies. As of March 31, 2016 we borrowed approximately $35.4 million and had net assets, as defined in our charter, of approximately $5.0 million.  The amount of such borrowing in relation to net assets exceeded the limit set forth in our charter. Notwithstanding the determination by our board that exceeding the limit was justified, there is no assurance that we will not continue to exceed the limit in the future. Borrowing reduces the funds available for, among other things, acquisitions and capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of a stockholder’s investment. For U.S. federal income tax purposes, the foreclosure of a nonrecourse loan generally is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure but would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated positive cash flow from operations to fund distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions we have paid and will likely continue to pay distributions from the net proceeds of our Offering or other sources. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering and DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during November 2015. 100% ($0.1 million) of the cash distributions paid to stockholders through March 31, 2016, have been paid from the net proceeds of our Offering. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

A potential change in current U.S. GAAP accounting standards or the Securities and Exchange Commission (the “SEC”) and Financial Industry Regulatory Authority (“FINRA”) regulations, regarding the accounting for the distribution and stockholder servicing fees, may impact how this fee is currently accounted for by us, which may require us to restate previously issued financial statements.

We pay a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of our estimated value per share) for each Class T Share sold in our Offering. The distribution and stockholder servicing fee accrues daily and is paid monthly in arrears. The fee is ongoing and is not paid at the time of purchase.  Currently, no authoritative U.S. GAAP guidance specifically addresses the accounting treatment of a distribution and stockholder servicing fee.  In addition, the SEC and FINRA have not provided any regulation regarding its accounting treatment.  We account for this fee as a charge to equity on a periodic basis as it becomes contractually due and payable.  Therefore, no accrual for an estimate of the full amount of distribution and stockholder servicing fees is established at the time a Class T Share is sold.  In the event U.S. GAAP guidance changes and/or the SEC or FINRA issue regulations regarding the accounting for this fee, we may be required to adjust our accounting for this fee in the current and prior periods.  This could result in a restatement of previously issued financial statements using an alternative accounting policy which may require the upfront accrual of the full amount of the estimated future distribution and stockholder servicing fees and/ or the expensing of a portion of or this entire fee. At March 31, 2016 and December 31, 2015, the amount of distribution and stockholder servicing fees not accrued is approximately $33,067 and $14,329, respectively.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2015, our Registration Statement on Form S-11 (File No. 333-199129), covering a public offering of up to $1,190,000,000 of shares of Class A and Class T common stock was declared effective under the Securities Act. The Offering commenced on February 17, 2015 and is ongoing.

We are offering up to $1,000,000,000 of Class A and Class T Shares, in any combination. We are also offering up to $190,000,000 of Class A and Class T Shares in the DRP. We reserve the right to reallocate the shares between share classes in our reasonable best efforts offering and between our reasonable best efforts offering and the DRP.

From the effective date of the Offering through March 31, 2016, we had sold the following securities in the Offering for the following aggregate offering prices:

•	511,754 Class A Shares and 27,461 Class T Shares equal to $13,121,183 in aggregate gross offering proceeds, in the reasonable best efforts Offering.
•	1,227 Class A Shares and 121 Class T Shares, equal to $31,884 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through March 31, 2016, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$990,007
Offering costs paid to non-related parties	1,605,294
Total offering costs paid	$2,595,301

(1)

“Offering costs to related parties” include selling commissions, dealer manager fees and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through March 31, 2016, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were $10,557,766. As of March 31, 2016, we had used $10,363,817 of these net proceeds to repay our debt and approximately $712,000 in related costs associated with our purchase of real estate, of which $54,069 was paid to related parties.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act, and we did not repurchase any of our securities.

Share Repurchase Program

The SRP is designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. Under the SRP, we are authorized to purchase shares from stockholders who have held their shares for at least one year, if requested, if we choose to repurchase them. The terms under which we may repurchase shares may differ between repurchases upon the death or “qualifying disability” of a stockholder or “Exceptional Repurchases” and all other repurchases or “Ordinary Repurchases.” The repurchase price for Ordinary Repurchases is equal to $21.60 per Class A Share and $21.61 per Class T Share until the valuation date, and thereafter the repurchase price is equal to 96.0% of the most recent applicable estimated value per share reported by us.  Subject to funds being available, in the case of Ordinary Repurchases, we will limit the number of shares repurchased during any calendar year to 5% of the number of Class A Shares and Class T Shares outstanding on December 31st of the previous calendar year. Funding for the SRP comes from proceeds we receive from the DRP. In the event that we determine not to repurchase all of the shares presented during any month, including as a result of having insufficient funds or satisfying the 5% limit, to the extent we decide to repurchase shares, shares will be repurchased on a pro rata basis up to the limits described above. In the case of Exceptional Repurchases, we may repurchase shares at a repurchase price equal to $22.50 per Class A Share and $22.51 per Class T Share until the initial valuation date, and thereafter the repurchase price is equal to 100.0% of the most recent applicable estimated value per share reported by us. Exceptional Repurchases are not subject to a one-year holding period, or the 5% repurchase limit discussed above, and may be repurchased with funds from any source.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and chief executive officer
Date:	May 10, 2016

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	May 10, 2016

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	May 10, 2016

Exhibit Index

Exhibit No.	Description

10.1

Amendment to Escrow Agreement, dated February 17, 2016, by and among Inland Residential Properties Trust, Inc., Inland Securities Corporation and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2016 (file number 333-199129))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 10, 2016, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of  Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.