Form 10-Q
period 2016-06-30
Inland Residential Properties Trust, Inc.
filed 2016-08-09
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 4, 2016, there were 801,511 shares of the registrant’s Class A common stock and 98,055 shares of Class T common stock outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Assets:
Real estate:
Land	$6,301,838	$6,301,838
Building and other improvements	38,828,396	38,824,096
Total real estate	45,130,234	45,125,934
Less: accumulated depreciation	(1,093,561)	(364,520)
Net real estate	44,036,673	44,761,414
Cash and cash equivalents	1,018,165	5,281,172
Accounts and rent receivable	24,437	35,763
Acquired in place lease intangibles, net	—	343,785
Other assets	194,048	464,937
Total assets	$45,273,323	$50,887,071

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$30,351,273	$45,646,954
Accounts payable and accrued expenses	445,755	422,223
Distributions payable	77,632	23,738
Due to related parties	5,367,282	5,064,415
Other liabilities	28,533	49,655
Total liabilities	36,270,475	51,206,985

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.001 par value, 320,000,000 shares authorized, 750,692 shares and 274,481 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	751	274
Class T common stock, $.001 par value, 80,000,000 shares authorized, 70,350 shares and 15,157 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	70	15
Additional paid in capital (net of offering costs of $6,503,119 and $4,597,765 as of June 30, 2016 and December 31, 2015, respectively)	13,575,862	2,398,277
Distributions and accumulated losses	(4,573,835)	(2,718,480)
Total stockholders’ equity (deficit)	9,002,848	(319,914)
Total liabilities and stockholders’equity (deficit)	$45,273,323	$50,887,071

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income:
Rental income	$917,059	$—	$1,760,295	$—
Other property income	88,713	—	176,724	—
Total income	1,005,772	—	1,937,019	—

Expenses:
Property operating expenses	313,838	—	601,571	—
Real estate tax expense	87,528	—	174,553	—
General and administrative expenses	320,173	111,807	600,684	265,198
Business management fee	68,594	—	137,185	—
Depreciation and amortization	450,466	—	1,072,825	—
Total expenses	1,240,599	111,807	2,586,818	265,198

Operating loss	(234,827)	(111,807)	(649,799)	(265,198)

Interest expense	(372,037)	—	(799,064)	—

Net loss	$(606,864)	$(111,807)	$(1,448,863)	$(265,198)

Net loss per common share, basic and diluted	$(0.88)	$(13.98)	$(2.61)	$(33.15)

Weighted average number of common shares outstanding, basic and diluted	687,355	8,000	556,070	8,000

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(unaudited)

	Common Stock				Additional	Distributions and
	Class A		Class T		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at January 1, 2016	274,481	$274	15,157	$15	$2,398,277	$(2,718,480)	$(319,914)
Proceeds from the offering	469,185	469	54,644	55	12,881,033	—	12,881,557
Offering costs	—	—	—	—	(1,905,354)	—	(1,905,354)
Discount on shares to related parties	—	—	—	—	14,542	—	14,542
Issuance of shares from distribution reinvestment plan	4,561	5	394	—	117,321	—	117,326
Distributions declared	—	—	—	—	—	(342,522)	(342,522)
Stock dividends issued	2,410	3	155	—	63,967	(63,970)	—
Net loss	—	—	—	—	—	(1,448,863)	(1,448,863)
Equity based compensation	55	—	—	—	6,076	—	6,076
Balance at June 30, 2016	750,692	$751	70,350	$70	$13,575,862	$(4,573,835)	$9,002,848

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,448,863)	$(265,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,072,825	—
Amortization of debt issuance costs	68,465	—
Amortization of equity based compensation	6,076	—
Discount on shares issued to related parties	14,542	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	(75,732)	(32,936)
Accounts and rents receivable	11,326	—
Due to related parties	193,098	(6,791)
Other liabilities	(21,122)	—
Other assets	279,964	(66,079)
Net cash flows provided by (used in) operating activities	100,579	(371,004)

Cash flows from investing activities:
Capital expenditures	(4,300)	—
Net cash flows used in investing activities	(4,300)	—

Cash flows from financing activities:
Payment of mortgage payable	(15,363,817)	—
Proceeds from offering	12,881,557	—
Payment of debt issuance costs	(329)	—
Distributions paid	(171,301)	—
Payment of offering costs	(1,705,396)	(1,943,446)
Advances from sponsor	—	2,200,000
Net cash flows (used in) provided by financing activities	(4,359,286)	256,554
Net decrease in cash and cash equivalents	$(4,263,007)	$(114,450)
Cash and cash equivalents, at beginning of the period	5,281,172	232,635
Cash and cash equivalents, at end of period	$1,018,165	$118,185

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$737,305	$—

Distributions payable	$77,632	$—

Accrued offering costs payable	$532,231	$383,503

Common stock issued through distribution reinvestment plan	$(117,326)	$—

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

NOTE 1 - ORGANIZATION

The Company was formed on December 19, 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. The Company entered into a business management agreement with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company.

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

At June 30, 2016, the Company owned one 194,732 square foot 206 unit multi-family community. During the six months ended June 30, 2016, the property’s daily average occupancy was 92.7% and at June 30, 2016, 202, or 98.1% residential units were leased.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 29, 2016, under the heading “Note 2 - Summary of Significant Accounting Policies.” There has been no change to the Company’s significant accounting policies during the six months ended June 30, 2016, except as noted below.

Distribution and Stockholder Servicing Fee

The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share sold in its Offering (as defined below). The aggregate amount of underwriting compensation for the Class A Shares and Class T Shares, including the distribution and stockholder servicing fee for the Class T Shares, cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The fee is not paid at the time of purchase. The Company accounts for the fee as a charge to equity at the time each Class T Share is sold in its Offering and records a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears, as it becomes contractually due. At June 30, 2016, the unpaid fee equals $78,670.  Any amounts which were unpaid at March 31, 2016, were deemed immaterial.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 for the six months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, the unamortized debt issuance costs were $34,910 and $103,046, respectively. These unamortized debt issuance costs are now classified within mortgages payable, net on the Company’s consolidated balance sheets. The Company applied ASU 2015-03 retrospectively to all prior periods presented.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the application of this ASU and its effect on its financial position and results of operations.

NOTE 3 – EQUITY

The Company is authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share and Class T common stock, $.001 par value per share (“Class T Shares”), at a price of $23.95 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”) which commenced on February 17, 2015. The Company is also authorized to issue up to $190,000,000 of Class A and Class T Shares at a per share price of $23.75 and $22.81, respectively, pursuant to the Company’s distribution reinvestment plan (as amended, “DRP”).  Excluding DRP proceeds, the Company generated gross proceeds of $11,572,837 from sales of its Class A Shares and $1,308,720 from sales of its Class T Shares during the six months ended June 30, 2016. As of June 30, 2016, the Company had 750,692 Class A Shares outstanding and 70,350 Class T Shares outstanding.

For the six months ended June 30, 2016, the Company paid and declared cash distributions of $171,301 and $342,522, respectively, and issued stock dividends of 2,565 shares to stockholders.

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

Distributions reinvested through the DRP were $117,326 for the six months ended June 30, 2016. There were no distributions paid during the six months ended June 30, 2015.

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

There were no repurchases through the SRP for the six months ended June 30, 2016 and 2015.

NOTE 4 - ACQUISITIONS

2016 Acquisitions

During the six months ended June 30, 2016 and 2015, the Company did not acquire any real estate properties.

Pro Forma Disclosures

The following condensed pro forma consolidated financial statements for the three and six months ended June 30, 2015 include pro forma adjustments related to the acquisition and financing during 2015. The 2015 acquisition is presented assuming the acquisition occurred on January 1, 2014.

	Three months ended June 30,	Six Months Ended June 30,
	2015	2015
Pro forma total income	$873,441	$1,688,094
Pro forma net loss	$(477,912)	$(1,006,091)
Loss per share (a)	$(0.58)	$(1.23)

(a)	Based on number of common shares outstanding as of June 30, 2016

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5 – MORTGAGES PAYABLE

As of June 30, 2016, the Company’s mortgage loan is secured by a first mortgage on the property. The Company is in compliance with all financial covenants related to its mortgage payable.

	June 30, 2016		December 31, 2015
Mortgages	Principal Amount	Interest Rate	Principal Amount	Interest Rate
Mortgage payable (a)	$30,386,183	3.95%	$45,750,000	3.95%
Unamortized debt issuance costs	(34,910)		(103,046)
Total debt	$30,351,273		$45,646,954

(a)

The mortgage payable requires monthly payments of interest only until the maturity date. The mortgage payable matures on September 30, 2016. The Company has a one-time option to extend the maturity date for an additional seven year period to September 30, 2023, subject to an appraisal of the property showing a loan to value ratio not to exceed 60% and the lender’s verification of a minimum debt service coverage ratio of 2.45. If extended, the mortgage payable would bear interest at a fixed rate equal to 3.79%, require monthly payments of interest only for the next five years and thereafter, require monthly payments of principal and interest based upon a 30 year amortization until maturity. During the initial one-year term of the loan, the Sponsor has agreed to guarantee the payment of (i) all real estate taxes on the property which accrue or become due during the term of the loan, (ii) all costs and expenses, as defined in the mortgage loan agreement, and (iii) any and all losses, damages, costs or expenses of the lender, which arise in consequence of certain events, as defined in the mortgage loan agreement, provided that the guaranteed obligation will be limited to the payment of $9,150,000, plus enforcement costs. The Company has not paid, and will not pay, any fees or other consideration to the Sponsor for this guarantee.

For the six months ended June 30, 2016, the Company paid down $15,363,817, and it expects to continue to pay down, the mortgage payable with proceeds from the Company’s Offering until the 60% loan to value, as defined in the mortgage loan agreement, is achieved.

NOTE 6 – EQUITY-BASED COMPENSATION

The Company grants non-vested restricted shares that entitle the holder to receive one Class A Share for each restricted share when it vests. Restricted shares were issued to non-employee directors as compensation in accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”).

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period.  At vesting, any restrictions on the shares lapse.  Compensation expense associated with the director restricted shares was $3,316 and $6,076 for the three and six months ended June 30, 2016, respectively, and is included in general and administrative expenses in the accompanying consolidated financial statements. As of June 30, 2016, the Company had $24,236 of unrecognized compensation cost related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to non-vested restricted shares will be recognized is 1.78 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2016	822	$18,750	$18,750
Granted	658	15,000	15,000
Vested	(55)	(1,250)	—
Forfeited	—	—	—
Outstanding at June 30, 2016	1,425	$32,500	$33,750

NOTE 7 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, multi-family real estate, for the three and six months ended June 30, 2016.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2016 and 2015. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three months ended June 30,		Six Months Ended June 30,		Amount Unpaid as of
		2016	2015	2016	2015	June 30, 2016	December 31, 2015
General and administrative reimbursements	(a)	$166,333	$27,301	$257,796	$86,380	$133,973	$95,239
Affiliate share purchase discounts	(b)	12	—	14,542		—	—
Total general and administrative expenses		$166,345	$27,301	$272,338	$86,380	$133,973	$95,239

Acquisition related costs	(c)	$—	$—	$—	$—	$686,250	$690,485
Offering costs	(d)	$724,809	$58,862	$1,274,616	$120,680	$1,242,103	$1,104,314
Business management fee	(e)	$68,594	$—	$137,185	$—	$228,640	$91,455
Mortgage financing fee	(f)	$—	$—	$—	$—	$114,375	$114,375
Sponsor non-interest bearing advances	(g)	$—	$1,000,000	$—	$2,200,000	$2,950,000	$2,950,000

Real estate management fee		$39,597	$—	$76,728	$—	$—	$—
Property operating expenses		96,284	—	168,990	—	11,941	18,547
Total property operating expenses	(h)	$135,881	$—	$245,718	$—	$11,941	$18,547

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

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enable them to purchase shares of common stock at $22.81 per share. The Company sold 6,635 shares to affiliates during the six months ended June 30, 2016.

(c)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined in the business management agreement, of each property and real estate-related asset acquired.  The Business Manager and its affiliates are also reimbursed for acquisition and transaction related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the business management agreement.  When such costs are incurred, they are included in acquisition related costs in the accompanying consolidated statements of operations.  Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(d)

The Company reimburses the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also receives selling commissions equal to 6.0% of the sale price for each Class A Share sold and 2.0% of the sale price for each Class T Share sold and a dealer manager fee equal to 2.75% of the sale price for each share sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company does not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and pays no or reduced selling commissions and dealer manager fees in connection with certain special sales. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share sold in the Offering. The fee is not paid at the time of purchase. The Company accounts for the total fee as a charge to equity at the time each Class T Share is sold in the Offering and records a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At June 30, 2016, the unpaid fee equals $78,670.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company made principal payments of approximately $1,200,000 on its outstanding mortgage payable.

On August 8, 2016, the Company entered into an Amended and Restated Business Management Agreement with the Business Manager, which amends the existing Business Management Agreement with the Business Manager to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to future transactions.

Cash distributions

The Company’s board of directors declared cash distributions payable to stockholders of record each day beginning on the close of business July 1, 2016 through the close of business December 31, 2016, in an amount equal to $0.003415301 per day per Class A Share and $0.002760929 per day per Class T Share, based upon a 366-day period. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
June 2016	July 2016	$77,632	$39,914	1,686	$37,718
July 2016	August 2016	$89,147	$45,680	1,931	$43,467

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Stock dividends

The Company’s board of directors declared a monthly stock dividend of 0.000833333 Class A Shares and 0.000833333 Class T Shares per Class A Share and Class T Share owned, respectively, payable to stockholders of record at the close of business on  July 31, 2016, August 31, 2016, September 30, 2016, October 31, 2016, November 30, 2016 and December 31, 2016.  Stock dividends were issued as follows:

Dividend Month	Month Dividend Issued	Shares Issued
June 2016	July 2016	686
July 2016	August 2016	736

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

•	We have incurred net losses on a U.S. GAAP basis for the three and six months ended June 30, 2016 and 2015 and for the year ended December 31, 2015;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
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

The following discussion and analysis relates to the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

Company Highlights - Six Months Ended June 30, 2016

Property Performance

Community	Location	Total Number of Units	Average Rental Rate per Unit (a)	2016 Average Occupancy	Units leased (b)
The Retreat at Market Square	Frederick, MD	206	$1,550	92.7%	98.1%
(a)	Average rental rate per unit is for the last month of the period presented.
(b)	Percent of units leased at June 30, 2016.

During the six months ended June 30, 2016, the average rental rate per unit increased 0.5% and the number of units leased increased from 186 to 202 or 8.6% from December 31, 2015.

Financings

We paid approximately $15.4 million on our mortgage payable with proceeds from our Offering.  We expect to continue to repay our mortgage payable until the 60% loan to value, as defined in the mortgage loan agreement, is achieved.

Capital

Excluding DRP proceeds, we generated gross proceeds of approximately $11.6 million from sales of our Class A Shares and approximately $1.3 million from sales of our Class T Shares during the six months ended June 30, 2016.

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

For the six months ended June 30, 2016, we received net offering proceeds of $11.2 million from the sale of our stock. Our ability to fund operations is subject to some uncertainties. If we have not generated sufficient cash flow from operations or raised additional offering proceeds, we may fund our cash needs from advances or contributions from our Business Manager or Sponsor or from cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fees or its right to be reimbursed for certain expenses. We have not limited the amount of monies from any of these sources that may be used to fund cash needs. Neither our Business Manager nor our Sponsor has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee or reimbursements. Further, there is no assurance that these other sources will be available to fund our cash needs.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

Our cash needs, as of June 30, 2016 and 2015, have been primarily to pay down our mortgage payable and pay administrative, organizational, property operating and offering costs. During the six months ended June 30, 2016, we had no real estate acquisitions. At June 30, 2016 and December 31, 2015, we owed $5.4 million and $5.0 million, respectively, to our Sponsor and its affiliates for advances or unpaid service fees. These amounts include non-interest bearing advances by the Sponsor and its affiliates, which we intend to repay.

Cash Flow Analysis

	For the Six Months Ended June 30,
	2016	2015
Net cash flows provided by (used in) operating activities	$100,579	$(371,004)
Net cash flows used in investing activities	$(4,300)	$—
Net cash flows (used in) provided by financing activities	$(4,359,286)	$256,554

 Cash provided by operating activities, for the six months ended June 30, 2016, was $100,579, which was generated from rental and other property income offset by property operating, interest and general and administrative expenses. Cash used in operating activities of $371,004 for the six months ended June 30, 2015, consisted primarily of general and administrative expenses.

Cash used in investing activities increased $4,300 for the six months ended June 30, 2016, due to an increase in capital expenditures for furniture, fixtures and equipment at our real estate property.

Cash used in financing activities increased $4,615,840 for the six months ended June 30, 2016, to $4,359,286 from cash provided by financing activities of $256,554 in 2015.  The increase is primarily due to:

•	$15,363,817 increase in payments to reduce the balance of our mortgage payable,
•	$2,200,000 decrease in sponsor advances and
•	$171,301 increase in distributions paid,

partially offset by:

•	$12,881,557 increase in offering proceeds and
•	$238,050 decrease in payment of offering costs.

A summary of the cash distributions declared and paid, and cash flows provided by (used in) operations for the six months ended June 30, 2016 and 2015 is as follows:

	Class A		Class T
	Distributions Declared	Distributions Declared Per Share (1)	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flow provided by (used in) Operations	Net Offering Proceeds (2)(3)
2016	$324,380	$0.62	$18,142	$0.50	$171,301	$117,326	$288,627	$100,579	$11,176,161
2015	$—	$—	$—	$—	$—	$—	$—	$(371,004)	$—

(1)	Per share amounts are based on weighted average number of Class A Shares or Class T Shares, as applicable, outstanding.
(2)	A portion of our distributions paid for the six months ended June 30, 2016 were paid from the net proceeds of our Offering.
(3)	The Offering commenced on February 17, 2015.

Results of operations

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2016 and 2015.  We did not meet our minimum offering requirement until September 9, 2015 and subsequently purchased our first real estate property on September 30, 2015.  As a result, variances are primarily due to the purchase of our first real estate property in 2015 and our on-going capital raising efforts.

Our net loss was $606,864 and $111,807 for the three months ended June 30, 2016 and 2015, respectively, and $1,448,863 and $265,198 for the six months ended June 30, 2016 and 2015, respectively.

Total income.  Total income of $1,005,772 and $1,937,019 for the three and six months ended June 30, 2016, respectively, consists of tenant rental and fee income which are impacted by rental rates and occupancy levels. Our property’s average occupancy was 92.7% for 2016 and 202 or 98.1% units were leased as of June 30, 2016.

Operating loss.  Operating loss for the three and six months ended June 30, 2016 was $234,827 and $649,799, respectively, which consisted of total income, property operating expenses, general and administrative expenses and depreciation and amortization.

Property operating expenses.  Property operating expenses totaled $313,838 and $601,571 in the three and six months ended June 30, 2016, respectively, and consisted of property management fees and expenses related to owning and maintaining our real estate property.  Real estate tax expense was $87,528 and $174,553 for the three and six months ended June 30, 2016, respectively.

General and administrative expenses.  For the three and six months ended June 30, 2016, general and administrative expenses totaled $320,173 and $600,684, respectively, of which $166,345 and $272,338 was paid or accrued to related parties.  For the three months ended June 30, 2016, general and administrative expenses consisted primarily of related party stock discounts of $12, professional fees of $209,800 and administrative expenses of $110,362. For the six months ended June 30, 2016, general and administrative expenses consisted primarily of related party stock discounts of $14,542, professional fees of $391,422 and administrative expenses of $194,721. For the three and six months ended June 30, 2015, general and administrative expenses of $111,807 and $265,198, respectively, primarily consisted of organization costs.

Depreciation and amortization expense.  For the three and six months ended June 30, 2016, depreciation and amortization expense totaled $450,466 and $1,072,825, respectively, due to depreciation on the real estate property purchased during the third quarter of 2015.

Interest expense.  Interest expense for the three and six months ended June 30, 2016, totaled $372,037 and $799,064, respectively, and is due to financing associated with the real estate property purchased during the third quarter of 2015.

Critical Accounting Policies

Disclosures discussing all significant accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 29, 2016, under the heading “Critical Accounting Policies,” except as noted below.

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

Distribution and Stockholder Servicing Fee

We pay a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of our estimated value per share) for each Class T Share sold in our Offering. The aggregate amount of underwriting compensation for the Class A Shares and Class T Shares, including the distribution and stockholder servicing fee for the Class T Shares, cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The fee is not paid at the time of purchase. We account for the total fee as a charge to equity at the time each Class T Share is sold in our Offering and record a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At June 30, 2016, the unpaid fee equals $78,670. Any amounts which were unpaid at March 31, 2016, were deemed immaterial.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the application of this ASU and its effect on our financial position and results of operations.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Subsequent to June 30, 2016, we made principal payments of approximately $1,200,000 on our outstanding mortgage payable.

On August 8, 2016, we entered into an Amended and Restated Business Management Agreement with the Business Manager, which amends the existing Business Management Agreement with the Business Manager to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by us with respect to future transactions.

Cash distributions

Our board of directors declared cash distributions payable to stockholders of record each day beginning on the close of business July 1, 2016 through the close of business December 31, 2016, in an amount equal to $0.003415301 per day per Class A Share and $0.002760929 per day per Class T Share, based upon a 366-day period. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
June 2016	July 2016	$77,632	$39,914	1,686	$37,718
July 2016	August 2016	$89,147	$45,680	1,931	$43,467

Stock dividends

Our board of directors declared a monthly stock dividend of 0.000833333 Class A Shares and 0.000833333 Class T Shares per Class A Share and Class T Share owned, respectively, payable to stockholders of record at the close of business on July 31, 2016, August 31, 2016, September 30, 2016, October 31, 2016, November 30, 2016 and December 31, 2016.  Stock dividends were issued as follows:

Dividend Month	Month Dividend Issued	Shares Issued
June 2016	July 2016	686
July 2016	August 2016	736

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

Item 4.  Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and our real estate property is not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have incurred net losses on a U.S. GAAP basis for the three month and six month periods ended June 30, 2016.

We incurred a net loss on a U.S. GAAP basis for the three and six months ended June 30, 2016 of $0.6 million and $1.4 million, respectively. Our loss can be attributed, in part, to property operating, interest and general and administrative expenses. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in December 2013 and, as of June 30, 2016, acquired one multi-family community. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated sufficient cash flow from operations to fund distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions we have paid and will likely continue to pay distributions from the net proceeds of our Offering or other sources. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering and DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during November 2015. Of the cash distributions paid to stockholders through June 30, 2016, 71% ($0.2 million) have been paid from the net proceeds of our Offering. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

A potential change in current U.S. GAAP accounting standards or SEC and FINRA regulations, regarding the accounting for the distribution and stockholder servicing fees, may impact how this fee is currently accounted for by us, which may require us to restate previously issued financial statements.

We pay a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of our estimated value per share) for each Class T Share sold in our Offering. The fee is on-going and is not paid at the time of purchase and is paid monthly in arrears. We originally adopted industry accounting guidance in the application of accounting for the Class T Shares which has been subsequently amended.  The new guidance currently requires the total amount of the distribution and stockholder serving fee to be accounted for at the time of sale. Based on our quantitative and qualitative analysis associated with the previous non-accrual of the distribution and stockholder servicing fee, we concluded the impact was immaterial to the Company’s reported results at December 31, 2015 and March 31, 2016.

Prior to March 31, 2016, the distribution and stockholder servicing fee accrued daily and we accounted for this fee as a charge to equity on a periodic basis as it became contractually due and payable.  Therefore, no accrual for an estimate of the full amount of distribution and stockholder servicing fees was established at the time a Class T Share was sold. At December 31, 2015 and March 31, 2016 the non-accrual of the distribution and stockholder servicing fee resulted in an under-accrual of $14,329 and $33,067, respectively, in liabilities and equity.

The Company currently accounts for the fee as a charge to equity at the time each Class T Share is sold in its Offering and records a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears, as it becomes contractually due. At June 30, 2016, the unpaid fee equals $78,670.

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

From the effective date of the Offering through June 30, 2016, we had sold the following securities in the Offering for the following aggregate offering prices:

•	735,468 Class A Shares and 69,800 Class T Shares equal to $19,661,492 in aggregate gross offering proceeds, in the reasonable best efforts Offering.
•	4,622 Class A Shares and 394 Class T Shares, equal to $118,783 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through June 30, 2016, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$1,569,438
Offering costs paid to non-related parties	1,885,364
Total offering costs paid	$3,454,802

(1)

“Offering costs to related parties” include selling commissions, dealer manager fees and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through June 30, 2016, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were $16,325,473. As of June 30, 2016, we used $15,363,817 of these net proceeds to repay our debt and approximately $712,000 in related costs associated with our purchase of real estate, of which $54,069 was paid to related parties.

Recent Sale of Unregistered Equity Securities

On June 21, 2016, we issued 657.6 restricted Class A Shares to our independent directors pursuant to our Employee and Director Incentive Restricted Share Plan, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of June 21, 2016, subject to certain exceptions. No sales commissions or other consideration was paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

Share Repurchase Program

The SRP is designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. Under the SRP, we are authorized to purchase shares from stockholders who have held their shares for at least one year, if requested, if we choose to repurchase them. The terms under which we may repurchase shares may differ between repurchases upon the death or “qualifying disability” of a stockholder or “Exceptional Repurchases” and all other repurchases or “Ordinary Repurchases.” The repurchase price for Ordinary Repurchases is equal to $21.60 per Class A Share and $21.61 per Class T Share until the valuation date, and thereafter the repurchase price is equal to 96.0% of the most recent applicable estimated value per share reported by us.  Subject to funds being available, in the case of Ordinary Repurchases, we will limit the number of shares repurchased during any calendar year to 5% of the number of Class A Shares and Class T Shares outstanding on December 31st of the previous calendar year. Funding for the SRP comes from proceeds we receive from the DRP. In the event that we determine not to repurchase all of the shares presented during any month, including as a result of having insufficient funds or satisfying the 5% limit, to the extent we decide to repurchase shares, shares will be repurchased on a pro rata basis up to the limits described above. In the case of Exceptional Repurchases, we may repurchase shares at a repurchase price equal to $22.50 per Class A Share and $22.51 per Class T Share until the initial valuation date, and thereafter the repurchase price is equal to 100.0% of the most recent applicable estimated value per share reported by us. Exceptional Repurchases are not subject to a one-year holding period, or the 5% repurchase limit discussed above, and may be repurchased with funds from any source. During the period covered by this quarterly report, we did not repurchase any of our securities.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and chief executive officer
Date:	August 9, 2016

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	August 9, 2016

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	August 9, 2016

Exhibit Index

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of  Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.