Form 10-Q
period 2016-09-30
Inland Residential Properties Trust, Inc.
filed 2016-11-08
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 3, 2016, there were 965,995 shares of the registrant’s Class A common stock and 231,692 shares of Class T common stock outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Assets:
Real estate:
Land	$6,301,838	$6,301,838
Building and other improvements	38,910,238	38,824,096
Total real estate	45,212,076	45,125,934
Less: accumulated depreciation	(1,456,916)	(364,520)
Net real estate	43,755,160	44,761,414
Cash and cash equivalents	2,848,985	5,281,172
Accounts and rent receivable	20,681	35,763
Acquired in place lease intangibles, net	—	343,785
Other assets	398,852	464,937
Total assets	$47,023,678	$50,887,071

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$27,449,323	$45,646,954
Accounts payable and accrued expenses	196,178	422,223
Distributions payable	103,354	23,738
Due to related parties	5,571,599	5,064,415
Other liabilities	56,292	49,655
Total liabilities	33,376,746	51,206,985

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.001 par value, 320,000,000 shares authorized, 925,055 shares and 274,481 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	925	274
Class T common stock, $.001 par value, 80,000,000 shares authorized, 144,005 shares and 15,157 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	144	15
Additional paid in capital (net of offering costs of $7,209,015 and $4,597,765 as of September 30, 2016 and December 31, 2015, respectively)	18,934,263	2,398,277
Distributions and accumulated losses	(5,288,400)	(2,718,480)
Total stockholders’ equity (deficit)	13,646,932	(319,914)
Total liabilities and stockholders’ equity (deficit)	$47,023,678	$50,887,071

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income:
Rental income	$905,464	$10,441	$2,665,759	$10,441
Other property income	87,204	—	263,928	—
Total income	992,668	10,441	2,929,687	10,441

Expenses:
Property operating expenses	299,274	1,510	900,845	1,510
Real estate tax expense	90,283	—	264,836	—
General and administrative expenses	201,349	143,703	802,033	408,901
Business management fee	68,665	22,864	205,850	22,864
Acquisition related costs	—	1,207,188	—	1,207,188
Depreciation and amortization	378,531	—	1,451,356	—
Total expenses	1,038,102	1,375,265	3,624,920	1,640,463

Operating loss	(45,434)	(1,364,824)	(695,233)	(1,630,022)

Interest expense	(322,478)	—	(1,121,542)	—

Net loss	$(367,912)	$(1,364,824)	$(1,816,775)	$(1,630,022)

Net loss per common share, basic and diluted	$(0.39)	$(43.30)	$(2.65)	$(102.35)

Weighted average number of common shares outstanding, basic and diluted	942,839	31,520	685,934	15,926

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(unaudited)

	Common Stock				Additional	Distributions and
	Class A		Class T		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at January 1, 2016	274,481	$274	15,157	$15	$2,398,277	$(2,718,480)	$(319,914)
Proceeds from the offering	636,293	636	127,441	128	18,741,138	—	18,741,902
Offering costs	—	—	—	—	(2,611,250)	—	(2,611,250)
Discount on shares to related parties	—	—	—	—	19,356	—	19,356
Issuance of shares from distribution reinvestment plan	9,808	10	1,013	1	256,039	—	256,050
Distributions declared	—	—	—	—	—	(633,357)	(633,357)
Stock dividends issued	4,418	5	394	—	119,783	(119,788)	—
Net loss	—	—	—	—	—	(1,816,775)	(1,816,775)
Equity based compensation	55	—	—	—	10,920	—	10,920
Balance at September 30, 2016	925,055	$925	144,005	$144	$18,934,263	$(5,288,400)	$13,646,932

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,816,775)	$(1,630,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,451,356	—
Amortization of debt issuance costs	102,698	—
Amortization of equity based compensation	10,920	—
Discount on shares issued to related parties	19,356	8,065
Changes in assets and liabilities:
Accounts payable and accrued expenses	(74,984)	(20,924)
Accounts and rents receivable	15,082	—
Due to related parties	227,083	704,154
Other liabilities	6,637	18,072
Other assets	66,086	(79,313)
Net cash flows provided by (used in) operating activities	7,459	(999,968)

Cash flows from investing activities:
Purchase of real estate	—	(45,986,910)
Capital expenditures	(101,318)	—
Net cash flows used in investing activities	(101,318)	(45,986,910)

Cash flows from financing activities:
Payment of mortgage payable	(18,300,000)	—
Proceeds from mortgage payable	—	45,750,000
Proceeds from offering	18,741,902	2,357,800
Payment of debt issuance costs	(329)	(22,556)
Distributions paid	(297,691)	—
Payment of offering costs	(2,482,210)	(2,291,290)
Advances from sponsor	—	2,650,000
Net cash flows (used in) provided by financing activities	(2,338,328)	48,443,954

Net (decrease) increase in cash and cash equivalents	$(2,432,187)	$1,457,076
Cash and cash equivalents, at beginning of the period	5,281,172	232,635
Cash and cash equivalents, at end of period	$2,848,985	$1,689,711

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	—	6,301,838
Building and improvements	—	37,591,342
Furniture, fixtures and equipment	—	1,232,754
Acquired in place lease intangibles	—	601,623
Acquired assets, net	—	259,353
Purchase of real estate	$—	$45,986,910

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$1,028,884	$—

Distributions payable	$103,354	$—

Accrued offering costs payable	$461,312	$186,447

Stock dividends issued	$119,788	$—

Common stock issued through distribution reinvestment plan	$256,050	$—

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

NOTE 1 - ORGANIZATION

The Company was formed on December 19, 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. The Company entered into a business management agreement (the “Business Management Agreement”) with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company. Substantially all of the Company’s business is conducted through Inland Residential Operating Partnership, L.P. (the “operating partnership”), of which the Company is the sole general partner.

The Company has elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the tax year ended December 31, 2015. Because the Company qualifies for taxation as a REIT, it generally will not be subject to U.S. federal income tax on its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to the extent that it annually distributes all of its REIT taxable income to stockholders and complies with other requirements as a REIT. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to U.S. federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income, property or net worth, respectively, and to U.S. federal income and excise taxes on its undistributed income.

At September 30, 2016, the Company owned one 194,732 square foot 206 unit multi-family community. During the nine months ended September 30, 2016, the property’s daily average occupancy was 93.7% and at September 30, 2016, 198, or 96.1% residential units were leased.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 29, 2016, under the heading “Note 2 - Summary of Significant Accounting Policies.” There has been no change to the Company’s significant accounting policies during the nine months ended September 30, 2016, except as noted below.

Distribution and Stockholder Servicing Fee

The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share sold in its Offering (as defined below). The aggregate amount of underwriting compensation for the Class A Shares and Class T Shares, including the distribution and stockholder servicing fee for the Class T Shares, cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The fee is not paid at the time of purchase. The Company accounts for the fee as a charge to equity at the time each Class T Share is sold in its Offering and records a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears, as it becomes contractually due. At September 30, 2016, the unpaid fee equals $171,444.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU No. 2015-03 for the nine months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, the unamortized debt issuance costs were $677 and $103,046, respectively. These unamortized debt issuance costs are now classified within mortgages payable, net on the Company’s consolidated balance sheets. The Company applied ASU No. 2015-03 retrospectively to all prior periods presented.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issues addressed in the new guidance include the cash flow classification of: debt prepayment and debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The standard will be effective for fiscal years beginning after December 15, 2017. The Company does not believe that ASU No. 2016-15 will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company has begun to evaluate each of the revenue streams under the new model. The Company is currently evaluating the application of this ASU and its effect on its financial position and results of operations.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3 – EQUITY

The Company is authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share and Class T common stock, $.001 par value per share (“Class T Shares”), at a price of $23.95 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”) which commenced on February 17, 2015. The Company is also authorized to issue up to $190,000,000 of Class A and Class T Shares at a per share price of $23.75 and $22.81, respectively, pursuant to the Company’s distribution reinvestment plan (as amended, “DRP”).  Excluding DRP proceeds, the Company generated gross proceeds of $15,689,685 from sales of its Class A Shares and $3,052,216 from sales of its Class T Shares during the nine months ended September 30, 2016. As of September 30, 2016, the Company had 925,055 Class A Shares outstanding and 144,005 Class T Shares outstanding.

For the nine months ended September 30, 2016, the Company declared cash distributions of $633,357, paid cash distributions of $297,691 and issued stock dividends of 4,812 shares to stockholders.

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

Distributions reinvested through the DRP were $256,050 for the nine months ended September 30, 2016. There were no distributions paid during the nine months ended September 30, 2015.

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

There were no repurchases through the SRP for the nine months ended September 30, 2016 and 2015.

NOTE 4 - ACQUISITIONS

2016 Acquisitions

During the nine months ended September 30, 2016, the Company did not acquire any real estate properties.

Pro Forma Disclosures

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2015 include pro forma adjustments related to the acquisition and financing during 2015. The 2015 acquisition is presented assuming the acquisition occurred on January 1, 2014.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Pro forma total income	$942,920	$2,631,014
Pro forma net loss	$(1,685,660)	$(2,679,865)
Loss per share (a)	$(1.58)	$(2.51)

(a)	Based on number of common shares outstanding as of September 30, 2016

NOTE 5 – MORTGAGES PAYABLE

As of September 30, 2016, the Company’s mortgage loan is secured by a first mortgage on the property. For the nine months ended September 30, 2016, the Company paid down $18,300,000, and achieved a 60% loan to value, as defined in the mortgage loan agreement. Effective September 30, 2016, the Company exercised its option to extend the maturity date for an additional seven year period to September 30, 2023.  The loan extension requires monthly payments of interest only for the next five years and thereafter, requires monthly payments of principal and interest based upon a 30-year amortization until maturity. The interest rate on the loan was modified which lowered the fixed interest rate from 3.95% to 3.64% per annum. The loan modification releases the Sponsor, and substitutes the Company as the guarantor.  As the substitute guarantor, the Company agreed to guarantee the payment of (a) all real estate taxes on the property which accrue or become due during the term of the loan, (b) all costs and expenses (as defined in the guaranty agreement) and (c) any and all losses, damages, costs or expenses of the lender, which arise in consequence of certain events specified in the guaranty agreement.

The Company is in compliance with all financial covenants related to its mortgage payable.

The mortgage payable, unamortized debt issuance costs and the interest rates were as follows:

	September 30, 2016		December 31, 2015
Mortgages	Principal Amount	Interest Rate	Principal Amount	Interest Rate
Mortgage payable	$27,450,000	3.64%	$45,750,000	3.95%
Unamortized debt issuance costs	(677)		(103,046)
Total debt	$27,449,323		$45,646,954

NOTE 6 – EQUITY-BASED COMPENSATION

The Company grants non-vested restricted shares that entitle the holder to receive one Class A Share for each restricted share when it vests. Restricted shares were issued to non-employee directors as compensation in accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”).

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period.  At vesting, any restrictions on the shares lapse.  Compensation expense associated with the director restricted shares was $4,844 and $10,920 for the three and nine months ended September 30, 2016, respectively, and is included in general and

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

administrative expenses in the accompanying consolidated financial statements. As of September 30, 2016, the Company had $19,392 of unrecognized compensation cost related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to non-vested restricted shares will be recognized is 1.66 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2016	822	$18,750	$18,750
Granted	658	15,000	15,000
Vested	(55)	(1,250)	—
Forfeited	—	—	—
Outstanding at September 30, 2016	1,425	$32,500	$33,750

NOTE 7 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, multi-family real estate, for the three and nine months ended September 30, 2016.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2016 and 2015. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Amount Unpaid as of
		2016	2015	2016	2015	September 30, 2016	December 31, 2015
General and administrative reimbursements	(a)	$57,023	$61,168	$314,819	$147,548	$100,288	$95,239
Affiliate share purchase discounts	(b)	4,814	8,065	19,356	8,065	—	—
Total general and administrative expenses		$61,837	$69,233	$334,175	$155,613	$100,288	$95,239

Acquisition related costs	(c)	$—	$719,148	$—	$719,148	$686,250	$690,485
Offering costs	(d)	$622,450	$25,278	$1,897,066	$145,958	$1,402,963	$1,104,314
Business management fee	(e)	$68,665	$22,864	$205,850	$22,864	$297,305	$91,455
Mortgage financing fee	(f)	$—	$114,375	$—	$114,375	$114,375	$114,375
Sponsor non-interest bearing advances	(g)	$—	$450,000	$—	$2,650,000	$2,950,000	$2,950,000

Real estate management fee		$40,987	$—	$117,715	$—	$—	$—
Property operating expenses		85,357	—	254,347	—	20,418	18,547
Total property operating expenses	(h)	$126,344	$—	$372,062	$—	$20,418	$18,547

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

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enable them to purchase shares of common stock at $22.81 per share. The Company sold 8,838 shares and 3,683 shares to affiliates during the nine months ended September 30, 2016 and 2015, respectively.

(c)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.   The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to future transactions. The Business Manager and its affiliates continue to be reimbursed for acquisition and transaction related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement.  When such costs are incurred, they are included in acquisition related costs in the accompanying consolidated statements of operations.  Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets.

(d)

The Company reimburses the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also receives selling commissions equal to 6.0% of the sale price for each Class A Share sold and 2.0% of the sale price for each Class T Share sold and a dealer manager fee equal to 2.75% of the sale price for each share sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company does not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and pays no or reduced selling commissions and dealer manager fees in connection with certain special sales. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share sold in the Offering. The fee is not paid at the time of purchase. The Company accounts for the total fee as a charge to equity at the time each Class T Share is sold in the Offering and records a

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At September 30, 2016, the unpaid fee equals $171,444.

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

(f)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates a mortgage financing fee equal to 0.25% of the amount available or borrowed under the financing or the assumed debt if the Business Manager or its affiliates provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to finance properties or other assets, or that is assumed, directly or indirectly, in connection with the acquisition of properties or other assets. The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to future transactions. Mortgage financing fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets.

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

NOTE 9 – SUBSEQUENT EVENTS

On October 27, 2016, the Company entered into an amendment to the Business Management Agreement with the Business Manager to remove the provision of subordinated management performance interests to the Business Manager via Class M Units in the Company’s operating partnership based on the annual “additional total return” generated each year on the Class A Shares and Class T Shares. In addition, the limited partnership agreement of the Company’s operating partnership was amended and restated to completely eliminate Class M Units. As of October 27, 2016, no class M units had been issued to the Business Manager by the Company’s operating partnership.

On November 7, 2016, the Company entered into an amendment to the dealer manager agreement with Inland Securities Corporation, the Company’s dealer manager, to allow Inland Securities Corporation to reallow a portion of the dealer manager fee to participating soliciting dealers.

On November 7, 2016, the Company’s board of directors approved an extension of the termination date of the Company’s “reasonable best efforts” offering from February 17, 2017 to February 16, 2018.

Cash distributions

The Company’s board of directors declared cash distributions payable to stockholders of record each day beginning on the close of business October 1, 2016 through March 31, 2017.  Distributions declared for 2016 are in an amount equal to $0.003415301 per day

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

per Class A Share and $0.002760929 per day per Class T Share, based on a 366-day period.  Distributions declared for 2017 will be in an amount equal to $0.003424658 per day per Class A Share and $0.002768493 per day per Class T Share, based on a 365-day period. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
September 2016	October 2016	$103,354	$56,250	2,381	$47,104
October 2016	November 2016	$115,912	$62,428	2,643	$53,484

Stock dividends

The Company’s board of directors declared a monthly stock dividend of 0.000833333 Class A Shares and 0.000833333 Class T Shares per Class A Share and Class T Share owned, respectively, payable to stockholders of record at the close of business on October 31, 2016, November 30, 2016, December 31, 2016, January 31, 2017, February 28, 2017 and March 31, 2017. In general, these stock dividends are non-taxable distributions to stockholders and are not considered dividends for purposes of meeting our annual distribution requirements. Stock dividends were issued as follows:

Dividend Month	Month Dividend Issued	Shares Issued
September 2016	October 2016	892
October 2016	November 2016	984

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

•

We cannot guarantee that we will continue to pay distributions but, if we do, we may pay all or a substantial portion of our distributions from sources other than cash flow from operations, including an unlimited amount of borrowings and net offering proceeds. We have not limited our use of any of these other sources. Payments of distributions from sources other than cash flows from operations reduce the amount of capital we ultimately invest in real estate assets;

•	We have incurred net losses on a U.S. GAAP basis for the three and nine months ended September 30, 2016 and 2015 and for the year ended December 31, 2015;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
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

The following discussion and analysis relates to the three and nine months ended September 30, 2016 and 2015, respectively and as of September 30, 2016 and December 31, 2015, respectively. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in December 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. We expect that our real estate portfolio will consist primarily of “stabilized” Class A and Class B multi-family properties. We are managed by our Business Manager. Substantially all of our business is conducted through Inland Residential Operating Partnership, L.P. (our “operating partnership”), of which we are the sole general partner.

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

We have elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2015. Because we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with other requirements as a REIT. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to U.S. federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to U.S. federal income and excise taxes on our undistributed income.

Company Highlights - Nine Months Ended September 30, 2016

Property Performance

Community	Location	Total Number of Units	Average Rental Rate per Unit (a)	2016 Average Occupancy	Units leased (b)
The Retreat at Market Square	Frederick, MD	206	$1,556	93.7%	96.1%
(a)	Average rental rate per unit is for the last month of the period presented.
(b)	Percent of units leased at September 30, 2016.

During the nine months ended September 30, 2016, the average rental rate per unit increased 0.8% and the number of units leased increased from 186 to 198 or 6.5% from December 31, 2015.

Financings

We paid approximately $18.3 million on our mortgage payable with proceeds from our Offering and achieved a 60% loan to value, as defined in the mortgage loan agreement. Effective September 30, 2016, we exercised our option to extend the maturity date for an additional seven year period to September 30, 2023.  The loan extension requires monthly payments of interest only for the next five years and thereafter, requires monthly payments of principal and interest based upon a 30-year amortization until maturity. The interest rate on the loan was modified which lowered the fixed interest rate from 3.95% to 3.64% per annum. The loan modification releases our Sponsor, and substitutes us as the guarantor.  As the substitute guarantor, we agreed to guarantee the payment of (a) all real estate taxes on the property which accrue or become due during the term of the loan, (b) all costs and expenses (as defined in the guaranty agreement) and (c) any and all losses, damages, costs or expenses of the lender, which arise in consequence of certain events specified in the guaranty agreement.

Capital

Excluding DRP proceeds, we generated gross proceeds of approximately $15.7 million from sales of our Class A Shares and approximately $3.1 million from sales of our Class T Shares during the nine months ended September 30, 2016.

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

For the nine months ended September 30, 2016, we received net offering proceeds of $16.3 million from the sale of our stock. Our ability to fund operations is subject to some uncertainties. If we have not generated sufficient cash flow from operations or raised additional offering proceeds, we may fund our cash needs from advances or contributions from our Business Manager or Sponsor or from cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fees or its right to be reimbursed for certain expenses. We have not limited the amount of monies from any of these sources that may be used to fund cash needs. Neither our Business Manager nor our Sponsor has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee or reimbursements. Further, there is no assurance that these other sources will be available to fund our cash needs.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

Our cash needs, as of September 30, 2016 and 2015, have been primarily to pay down our mortgage payable and pay administrative, organizational, property operating and offering costs. During the nine months ended September 30, 2016, we had no real estate acquisitions. At September 30, 2016 and December 31, 2015, we owed $5.6 million and $5.0 million, respectively, to our Sponsor and its affiliates for advances or unpaid service fees. These amounts include non-interest bearing advances by the Sponsor and its affiliates, which we intend to repay.

Cash Flow Analysis

	For the Nine Months Ended September 30,
	2016	2015
Net cash flows provided by (used in) operating activities	$7,459	$(999,968)
Net cash flows used in investing activities	$(101,318)	$(45,986,910)
Net cash flows (used in) provided by financing activities	$(2,338,328)	$48,443,954

Cash provided by operating activities, for the nine months ended September 30, 2016, was $7,459, which was generated from rental and other property income offset by property operating, interest and general and administrative expenses. Cash used in operating activities of $999,968 for the nine months ended September 30, 2015, consisted primarily of general and administrative expenses.

Cash used in investing activities decreased $45,885,592 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as there was one acquisition in September 2015 but no acquisitions during the same period of 2016.

Cash used in financing activities decreased $50,782,282 to $2,338,328 from cash provided by financing activities of $48,443,954 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease is primarily due to:

•	$45,750,000 decrease in mortgage payable proceeds,
•	$18,300,000 increase in payments to our mortgage payable,
•	$2,650,000 decrease in sponsor advances,
•	$297,691 increase in distributions paid and
•	$190,920 increase in payment of offering costs,

partially offset by:

•	$16,384,102 increase in offering proceeds and
•	$22,227 decrease in payment of debt issuance costs.

A summary of the cash distributions declared and paid, and cash flows provided by (used in) operations for the nine months ended September 30, 2016 and 2015 is as follows:

	Class A		Class T
	Distributions Declared	Distributions Declared Per Share (1)	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flow provided by (used in) Operations	Net Offering Proceeds (2)(3)
2016	$587,463	$0.94	$45,894	$0.76	$297,691	$256,050	$553,741	$7,459	$16,259,692
2015	$—	$—	$—	$—	$—	$—	$—	$(999,968)	$—

(1)	Per share amounts are based on weighted average number of Class A Shares or Class T Shares, as applicable, outstanding.
(2)	A portion of our distributions paid for the nine months ended September 30, 2016 were paid from the net proceeds of our Offering.
(3)	The Offering commenced on February 17, 2015.

Results of operations

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2016 and 2015.  We did not meet our minimum offering requirement until September 9, 2015 and subsequently purchased our first real estate property on September 30, 2015.  As a result, variances are primarily due to the purchase of our first real estate property in 2015 and our on-going capital raising efforts.

Our net loss was $367,912 and $1,364,824 for the three months ended September 30, 2016 and 2015, respectively, and $1,816,775 and $1,630,022 for the nine months ended September 30, 2016 and 2015, respectively.

Total income.  Total income of $992,668 and $2,929,687 for the three and nine months ended September 30, 2016, respectively, consists of tenant rental and other income which are impacted by market rental rates and occupancy levels. Our property’s average occupancy was 93.7% for 2016 and 198 or 96.1% units were leased as of September 30, 2016.

Operating loss.  Operating loss for the three and nine months ended September 30, 2016 was $45,434 and $695,233, respectively, which consisted of total income, property operating expenses, general and administrative expenses and depreciation and amortization.

Property operating expenses.  Property operating expenses totaled $299,274 and $900,845 for the three and nine months ended September 30, 2016, respectively, and consisted of property management fees and other operating expenses related to owning and maintaining our real estate property.  Real estate tax expense was $90,283 and $264,836 for the three and nine months ended September 30, 2016, respectively.

General and administrative expenses.  For the three and nine months ended September 30, 2016, general and administrative expenses totaled $201,349 and $802,033, respectively, of which $61,837 and $334,175, respectively, was paid or accrued to related parties.  For the three months ended September 30, 2016, general and administrative expenses consisted primarily of related party stock discounts of $4,814, professional fees of $107,672 and administrative expenses of $88,863. For the nine months ended September 30, 2016, general and administrative expenses consisted primarily of related party stock discounts of $19,356, professional fees of $499,093 and administrative expenses of $283,584. For the three and nine months ended September 30, 2015, general and administrative expenses of $143,703 and $408,901, respectively, primarily consisted of organization costs.

Depreciation and amortization expense.  For the three and nine months ended September 30, 2016, depreciation and amortization expense totaled $378,531 and $1,451,356, respectively, due to depreciation on the real estate property purchased during the third quarter of 2015.

Interest expense.  Interest expense for the three and nine months ended September 30, 2016, totaled $322,478 and $1,121,542, respectively, and is due to financing associated with the real estate property purchased during the third quarter of 2015.

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

Distribution and Stockholder Servicing Fee

We pay a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of our estimated value per share) for each Class T Share sold in our Offering. The aggregate amount of underwriting compensation for the Class A Shares and Class T Shares, including the distribution and stockholder servicing fee for the Class T Shares, cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The fee is not paid at the time of purchase. We account for the total fee as a charge to equity at the time each Class T Share is sold in our Offering and record a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At September 30, 2016, the unpaid fee equals $171,444.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issues addressed in the new guidance include the cash flow classification of: debt prepayment and debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The standard will be effective for fiscal years beginning after December 15, 2017. We do not believe that ASU No. 2016-15 will have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. We have begun to evaluate each of the revenue streams under the new model. We are currently evaluating the application of this ASU and its effect on our financial position and results of operations.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On October 27, 2016, we entered into an amendment to the Business Management Agreement with the Business Manager to remove the provision of subordinated management performance interests to the Business Manager via Class M Units in our operating partnership based on the annual “additional total return” generated each year on the Class A Shares and Class T Shares. In addition, the limited partnership agreement of our operating partnership was amended and restated to completely eliminate Class M Units. As of October 27, 2016, no Class M Units had been issued to the Business Manager by our operating partnership.

On November 7, 2016, we entered into an amendment to the dealer manager agreement with Inland Securities Corporation, our dealer manager, to allow Inland Securities Corporation to reallow a portion of the dealer manager fee to participating soliciting dealers.

On November 7, 2016, our board of directors approved an extension of the termination date of our “reasonable best efforts” offering from February 17, 2017 to February 16, 2018.

Cash distributions

Our board of directors declared cash distributions payable to stockholders of record each day beginning on the close of business October 1, 2016 through March 31, 2017.  Distributions declared for 2016 are in an amount equal to $0.003415301 per day per Class A Share and $0.002760929 per day per Class T Share, based on a 366-day period.  Distributions declared for 2017 will be in an amount equal to $0.003424658 per day per Class A Share and $0.002768493 per day per Class T Share, based on a 365-day period. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
September 2016	October 2016	$103,354	$56,250	2,381	$47,104
October 2016	November 2016	$115,912	$62,428	2,643	$53,484

Stock dividends

Our board of directors declared a monthly stock dividend of 0.000833333 Class A Shares and 0.000833333 Class T Shares per Class A Share and Class T Share owned, respectively, payable to stockholders of record at the close of business on October 31, 2016, November 30, 2016, December 31, 2016, January 31, 2017, February 28, 2017 and March 31, 2017. In general, these stock dividends are non-taxable distributions to stockholders and are not considered dividends for purposes of meeting our annual distribution requirement. Stock dividends were issued as follows:

Dividend Month	Month Dividend Issued	Shares Issued
September 2016	October 2016	892
October 2016	November 2016	984

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and our real estate property is not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have incurred net losses on a U.S. GAAP basis for the three months and nine months ended September 30, 2016.

We incurred a net loss on a U.S. GAAP basis for the three and nine months ended September 30, 2016 of $0.4 million and $1.8 million, respectively. Our loss can be attributed, in part, to property operating, interest and general and administrative expenses. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in December 2013 and, as of September 30, 2016, acquired one multi-family community. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated sufficient cash flow from operations to fund distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions we have paid and will likely continue to pay distributions from the net proceeds of our Offering or other sources. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering and DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during November 2015. Of the cash distributions paid to stockholders through September 30, 2016, 85% ($0.5 million) have been paid from the net proceeds of our Offering. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

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

The Company currently accounts for the fee as a charge to equity at the time each Class T Share is sold in its Offering and records a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears, as it becomes contractually due. At September 30, 2016, the unpaid fee equals $171,444.

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

From the effective date of the Offering through September 30, 2016, we had sold the following securities in the Offering for the following aggregate offering prices:

•	902,576 Class A Shares and 142,597 Class T Shares equal to $25,521,836 in aggregate gross offering proceeds, in the reasonable best efforts Offering.
•	9,869 Class A Shares and 1,013 Class T Shares, equal to $257,507 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through September 30, 2016, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$2,071,028
Offering costs paid to non-related parties	2,160,588
Total offering costs paid	$4,231,616

(1)

“Offering costs to related parties” include selling commissions, dealer manager fees and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through September 30, 2016, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were $21,547,728. As of September 30, 2016, we used $18,300,000 of these net proceeds to repay our debt, approximately $712,000 in related costs associated with our purchase of real estate, of which $54,609 was paid to related parties and approximately $481,000 to pay distributions. The remaining proceeds were held as cash at September 30, 2016.

Recent Sale of Unregistered Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and chief executive officer
Date:	November 8, 2016

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	November 8, 2016

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	November 8, 2016

Exhibit Index

Exhibit No.	Description

10.1

Amended and Restated Business Management Agreement, dated August 8, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2016 (file number 333-199129))

10.2

Modification of Loan Documents, dated September 30, 2016, by and among IRESI Frederick Market Square, L.L.C., Inland Real Estate Investment Corporation, Inland Residential Properties Trust, Inc. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

10.3

First Amended and Restated Secured Promissory Note, dated September 30, 2016, by IRESI Frederick Market Square, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

10.4

Guaranty, dated September 30, 2016, by Inland Residential Properties Trust, Inc. in favor of Parkway Bank and Trust Company with respect to certain indebtedness and liabilities of IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the Securities and Exchange Commission on November 8, 2016, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of  Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.