Form 10-K
period 2016-12-31
Inland Residential Properties Trust, Inc.
filed 2017-03-17
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-199129

Inland Residential Properties Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0966998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, the registrant currently is conducting an offering of its shares of common stock pursuant to a registration statement on Form S-11. In its primary offering, the registrant is selling shares of its Class A common stock for $25.00 per share, with discounts available for certain categories of purchasers, shares of its Class T common stock for $23.95 per share and shares of its Class T-3 common stock for $24.14 per share. The aggregate value of the registrant’s common stock held by non-affiliates as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $18,060,161 based on a price of $25.00 per Class A share and $23.95 per Class T share. As of March 6, 2017, there were 1,204,405 shares of Class A common stock and 329,797 shares of Class T common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year, into Part III of this Form 10-K to the extent stated herein.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

PART I

Item 1. Business

General

Inland Residential Properties Trust, Inc. (which we refer to herein as the “Company”, “we”, “our”, or “us”) was incorporated on December 19, 2013 as a Maryland corporation. We were formed to acquire and manage a portfolio of multi-family properties located primarily in the top 100 metropolitan statistical areas throughout the United States, which generally contain populations greater than 500,000 people. We plan to own substantially all of our assets through an operating partnership (our “operating partnership”), of which we are the sole general partner. Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is an indirect subsidiary of The Inland Group, Inc. Various affiliates of our Sponsor provide services to us. We are externally managed and advised by Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations. Our property is managed by Inland Residential Real Estate Services LLC, referred to herein as our “Real Estate Manager”, an indirect wholly owned subsidiary of our Sponsor.

We are authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share, Class T common stock, $.001 par value per share (“Class T Shares”), at a price of $23.95 per share, and Class T-3 common stock, $.001 par value per share (“Class T-3 Shares” and, together with the Class A Shares and the Class T Shares, the “Shares”), at a price of $24.14 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”). We are also authorized to issue up to $190,000,000 of Class A, Class T and Class T-3 Shares at a per share price of $23.75, $22.81 and $22.81, respectively, pursuant to our distribution reinvestment plan (as amended, the “DRP”). We commenced our Offering of Class A Shares and Class T Shares on February 17, 2015 and, effective February 2, 2017, we reallocated certain of the remaining shares being offered in our Offering to offer Class T-3 Shares.

At December 31, 2016 we owned one 206 unit multi-family community of which 197 residential units were leased.

We provide the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

We provide stockholders with the option to purchase additional shares from us by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, cash distributions paid on Class A Shares, Class T Shares and Class T-3 Shares, as applicable, are used to purchase Class A Shares, Class T Shares and Class T-3 Shares, respectively. Such purchases under the DRP are not subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP and are made initially at a price of $23.75, $22.81 and $22.81 per Class A Share, Class T Share and Class T-3 Share, respectively. The price is subject to change after the earlier of (1) the change of the public offering price in a public “reasonable best efforts” offering of our Class A Shares from $25.00 per Class A Share, Class T Shares from $23.95 per Class T Share or Class T-3 Shares from $24.14 per Class T-3 Share, as applicable, if there is a change, and (2) termination of all “reasonable best efforts” public offerings of our Class A Shares, Class T Shares or Class T-3 Shares, as applicable.

Distributions reinvested through the DRP were $438,463 and $1,457 for the years ended December 31, 2016 and 2015, respectively.

Share Repurchase Program

Under the share repurchase program (as amended, the “SRP”), we are authorized, in our discretion, to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested. Subject to funds being available, we limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP is limited to the proceeds we receive from the DRP during the same period. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

There were no repurchases through the SRP for the years ended December 31, 2016 and 2015.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  Accordingly, we did not report any other segment disclosure for the years ended December 31, 2016, 2015 and 2014.  For information related to our business segment, reference is made to Note 9 – “Segment Reporting” which is included in our December 31, 2016 Notes to Consolidated Financial Statements in Item 8.

Tax Status

We qualified and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the tax year ended December 31, 2015. As a result, we generally will not be subject to U.S. federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it annually distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to U.S. federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income.

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

Employees

We do not have any employees. In addition, all of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their services rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Manager; provided that, for these purposes, the corporate secretaries of the Company and the Business Manager are not considered “executive officers.”

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

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our property as of December 31, 2016 will require us to incur material expenditures to comply with these laws and regulations.

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

We make available, free of charge, on our website, inland-investments.com/inland-residential-trust, or by responding to requests addressed to our investor services group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Certifications

We have filed with the SEC the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2 and 31.3 to this Annual Report on Form 10-K.

Item 1A. Risk Factors

The factors described below represent our principal risks. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders.

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

We have a limited operating history and are subject to all of the risks, uncertainties and difficulties frequently encountered by other similarly-situated companies. We and our Business Manager must, among other things, continue to:

•	raise offering proceeds;
•	identify and acquire real estate assets consistent with our investment strategies;
•	increase awareness of the Inland Residential Properties Trust, Inc. name within the investment products market;
•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations; and
•	build and expand our operations structure to support our business.

Stockholders should not rely upon the past performance of other IREIC-sponsored programs as an indicator of our future performance. There is no assurance that we will achieve our investment objectives.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2016, 2015 and 2014.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2016, 2015 and 2014 of approximately $2.3 million, $2.5 million and $154,000, respectively. Our losses can be attributed, in part, to property operating, interest and general and administrative expenses, acquisition related expenses and non-cash charges for depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We were formed in December 2013 and, as of December 31, 2016, had acquired one multi-family property. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

Moreover, our SRP contains numerous restrictions that limit our stockholders’ ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any time and the funds we may use to repurchase shares pursuant to the program. Also, we may only make ordinary repurchases, as defined in the SRP, from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have owned their shares continuously for at least a year. The repurchase price is equal to $21.60 per Class A Share, $21.61 per Class T Share and $21.61 per Class T-3 Share until the initial valuation date, and thereafter the repurchase price will be 96.0% of the most recent applicable estimated value per share reported by us.

In the case of exceptional repurchases, as defined in the SRP, we may repurchase shares at a repurchase price equal to $22.50 per Class A Share, $22.51 per Class T Share and $22.51 per Class T-3 Share until the initial valuation date, and thereafter the repurchase price will be 100.0% of the most recent applicable estimated value per share reported by us.

Notwithstanding the foregoing, the repurchase price of the shares for ordinary repurchases and exceptional repurchases may never be greater than the then-current public offering price.

We may make ordinary repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds from our DRP during that month to make ordinary repurchases; provided that, if we have excess funds from our DRP during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases. Subject to funds being available, in the case of ordinary repurchases, we limit the number of shares repurchased during any calendar year to 5% of the aggregate number of Class A Shares, Class T Shares and Class T-3 Shares outstanding on December 31st of the previous calendar year. In the case of exceptional repurchases, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange.

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

We will be required to disclose an estimated value per share of each class of our common stock no later than February 6, 2018.  The purchase price a stockholder pays for shares in our Offering may be higher than the applicable estimated value per share. The estimated value per share may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

We are required, due to rules adopted by the Financial Industry Regulatory Authority, or FINRA, and contractual obligations in the selling agreements between our participating broker dealers and our dealer manager, to disclose an estimated value per share of our shares no later than February 6, 2018, which is 150 days following the second anniversary of breaking escrow in our Offering. Our board of directors may determine to modify the offering prices to reflect the estimated value per share, but the offering price may differ from the estimated value per share. Also, on and after the date on which we report an estimated value of our shares, the price at which the Class A Shares, Class T Shares or Class T-3 Shares are offered pursuant to our DRP will be adjusted to reflect the estimated value per share for the applicable share class. Any estimated value per share that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with U.S. GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that stockholders could realize upon a sale of the Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the prices at which shares of our common stock would trade if they were listed on a national securities exchange.

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

We have declared and paid, and may continue to declare and pay, distributions in cash and stock. We have not adjusted, and do not intend to adjust, the gross offering price of the applicable shares to reflect any stock dividends. Investors who purchase our shares early in our Offering, as compared with later investors, will receive more shares for the same cash investment as a result of any stock dividends. Because they own more shares, upon a sale or liquidation of the Company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors.

The amount and timing of distributions, if any, may vary. We have paid, may continue to pay, distributions from sources other than cash flow from operations, including the net offering proceeds of our Offering and DRP.

There are many factors that can affect the availability and timing of distributions paid to our stockholders such as our ability to buy, and earn positive yields on, assets, our operating expense levels, as well as many other variables. We may not generate sufficient cash flow from operations to pay any distributions to our stockholders. The actual amount and timing of distributions, if any, are determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions. Actual cash available for distribution may vary substantially from estimates made by our board.

If we cannot generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions during any given period, we may pay all or a substantial portion of our cash distributions from retained cash flow, from borrowings, from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering or DRP. Moreover, we may pay distributions that exceed our cash flow from operations. Distributions in excess of cash flow from operations may indicate that the level of distributions may not be sustainable going forward. We have not limited the amount of monies from any of these sources that may be used to fund distributions except as limited by Maryland law.

Funding distributions from the proceeds of our Offering, borrowings or asset sales will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return our stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute our stockholders’ interest in us on a percentage basis and may impact the value of their investment especially if we sell these securities at prices less than the price our stockholders paid for their shares.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP. We began declaring cash distributions and stock dividends to stockholders of record of Class A Shares and Class T Shares during November 2015 and as of November 30, 2015 respectively.  Of the cash distributions paid to stockholders through December 31, 2016, 90% ($821,784) have been paid from the net proceeds of our Offering, which reduces the proceeds available for other purposes, including investing in real estate assets. There is no assurance we will generate sufficient cash flow from operations to cover distributions.

We may have difficulty funding the distribution and stockholder servicing fees payable to our dealer manager with funds provided by our operations.

Until the proceeds from our Offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund the distribution and stockholder servicing fees payable to our dealer manager. Therefore, particularly in the earlier part of our Offering, we may fund these ongoing fees from other sources, such as offering proceeds, borrowings, cash resulting from a waiver or deferral of fees otherwise payable to the Business Manager or its affiliates, interest income from our cash balances and proceeds from sales of assets. The use of these sources and the ultimate repayment of any liabilities incurred (such as from borrowings) could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially reduce the overall return and adversely impact and dilute the value of our stockholders’ investment in shares of our common stock.

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

Likewise, we may fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fees, or waives its right to be reimbursed for certain expenses. Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of these fees or reimbursements. Further, there is no assurance that any of these other sources will be available to fund distributions.

Market disruptions may adversely impact many aspects of our operating results and operating condition.

The availability of debt financing secured by commercial real estate is subject to tightened underwriting standards. Further, interest rates have increased in the last twelve months, and may continue to increase, which may affect U.S. economic conditions as a whole, or real estate industry conditions such as:

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

For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our investments.

If we fail to raise sufficient funds through our Offering, then we will be unable to build a large, diversified portfolio of properties and the poor performance of a single investment could materially adversely affect our overall investment performance.

Shares of our common stock are being offered on a “reasonable best efforts” basis through a public offering, which commenced on February 17, 2015. As of December 31, 2016, we have sold approximately $33.4 million of our shares and have invested in one property. Our initial public offering will continue until February 16, 2018, unless extended. If we are unable to raise significant additional proceeds, we will not be able to achieve a broadly diversified portfolio. Failure to build a diversified portfolio increases the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

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

We also invest the net proceeds we receive from our Offering in short-term, highly liquid but very low-yield investments. These yields are less than the distribution yield paid to stockholders, requiring us to earn a greater return from our other investments to make up for this “negative spread.” There is no assurance we will be able to do so. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay expenses or to acquire real estate assets instead of funding distributions.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investment.

Our charter requires our independent directors to review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for implementing them, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

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

The failure of any bank in which we deposit our funds would reduce the amount of cash we have available to fund operations, pay distributions or invest in real estate assets.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank for interest-bearing accounts. At December 31, 2016, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited our funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund operations, distribute or invest.

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

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Business Manager and Real Estate Manager. Neither we nor our Business Manager or Real Estate Manager has employment agreements with these persons, and we cannot guarantee that all, or any particular one, will continue to be available to provide services to us. If any of the key personnel of our Business Manager or Real Estate Manager were to cease their employment or other relationship with our Business Manager or Real Estate Manager, respectively, our results and ability to pursue our business plan could suffer. Further, we do not intend to separately maintain “key person” life insurance that would provide us with proceeds in the event of the death or disability of these persons. We believe our future success depends, in part, upon the ability of our Business Manager and Real Estate Manager to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Business Manager or Real Estate Manager will be successful in attracting and retaining skilled personnel. If our Business Manager or Real Estate Manager lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment could decline.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. We will remain an emerging growth company until the earliest of: (1) December 31, 2020; (2) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (4) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For so long as we remain an emerging growth company, we will not be required to:

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

If we choose to take advantage of any or all of these provisions, the information that we provide our stockholders in our future public filings may be different than that of other public companies. The exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We continue to evaluate and monitor developments with respect to these rules and we cannot assure our stockholders that we will be able to take advantage of all of the benefits of the JOBS Act.

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

Our stockholders’ return on investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.

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

Accordingly, we believe that neither the Company nor any of its wholly and majority-owned subsidiaries are considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If the Company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. To rely upon Section 3(c)(5)(C) of the Investment Company Act as it has been interpreted by the SEC staff, an entity would have to invest at least 55% of its total assets in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate investments,” and maintain an additional 25% of its total assets in qualifying real estate investments or other real estate-related assets. The remaining 20% of the entity’s assets can consist of miscellaneous assets. These criteria may limit what we buy, sell and hold.

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

We pay a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of our estimated value per share) for each Class T Share and Class T-3 Share sold in our Offering. The fee is on-going and is not paid at the time of purchase and is paid monthly in arrears. We originally adopted industry accounting guidance in the application of accounting for the distribution and stockholder servicing fee, which has been subsequently amended in 2016.  In 2015, we accounted for this fee as a charge to equity on a periodic basis as it became contractually due and payable. Although no accrual for an estimate of the full amount of distribution and stockholder servicing fees was established at the time a Class T Share was sold, we concluded the impact of non-accrual was immaterial at December 31, 2015.

In accordance with the new guidance, in 2016, we accounted for the fee as a charge to equity at the time each Class T Share was sold in the Offering and recorded a corresponding payable in due to related parties. At December 31, 2016, the unpaid fee equal to $335,327 was recorded in due to related parties in the accompanying consolidated balance sheets.

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

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. If there are technological impediments, unforeseen complications, errors or breakdowns in implementing necessary upgrades to our IT infrastructure, the disruptions could have an adverse effect on our business and financial condition.

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

Among the factors that could impact our real estate assets and the value of an investment in us are:

•	local conditions such as an oversupply of multi-family units or reduced demand for properties of the type that we acquire;
•	inability to collect rent from tenants;
•	vacancies or inability to rent units on favorable terms;
•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;
•	deflation which could reduce the value of our assets;
•	adverse changes in the federal, state or local laws and regulations applicable to us;
•	the relative illiquidity of real estate investments;
•	changing market demographics;
•	an inability to acquire and finance real estate assets on favorable terms, if at all;
•	acts of God, such as earthquakes, floods or other uninsured losses; and
•	changes or increases in interest rates and availability of financing.

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

We may not be able to lease multi-family units which are vacant or become vacant because a tenant decides not to renew its lease. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. Our occupancy levels and lease terms may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multi-family and single family housing, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multi-family rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low interest mortgages for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond our control. In addition, various state and local municipalities are considering and may continue to consider rent control legislation or take other actions which could limit our ability to raise rents. Finally, the federal government’s policies, many of which may encourage home ownership, can increase competition and possibly limit our ability to raise rents. Some of our properties may also contain retail space. The long term nature of the leases for this type of space and the characteristics of retail tenants likely to inhabit the space (generally small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or for market rates. We also may not be able to re-lease or the terms of the new lease, including the cost of allowances and concessions to tenants, may be less favorable than the terms of the old lease. Any retail space in our properties will also compete with other retail properties. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations.

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

For the year ended December 31, 2016, 100% of our rental income was generated by a property located in Maryland. Our stockholders’ investment is subject to greater risk because we lack a geographically diversified portfolio of properties.

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

We may enter into one or more contracts, either directly or indirectly through joint ventures with third parties, to acquire real property from a development company that is engaged in construction and development of commercial real estate. We may be required to pay a substantial earnest money deposit at the time of contracting with a development entity. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will have only a contract to acquire land and a development agreement to develop a building on the land. If the development company fails to develop the property, we may not be able to obtain a refund of our earnest money deposit.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt secured by a property, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For U.S. federal income tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure but would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.

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

Our loan documents may restrict certain aspects of our operations which could, among other things, limit our ability to make distributions to our stockholders.

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

The Business Manager and the Real Estate Manager and other affiliates of IREIC face conflicts of interest caused by compensation or other arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

We pay fees to the Business Manager and the Real Estate Manager and other affiliates of IREIC for services provided to us. Depending on the size of our portfolio and the revenues generated by the properties, these fees could be significant. For example, our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets. The special limited partner, a wholly owned subsidiary of IREIC, may realize incentive compensation from its interest in the operating partnership. Further, our Real Estate Manager receives fees based on the gross income from properties under management. Other parties related to, or affiliated with, our Business Manager or Real Estate Manager, including our dealer manager, may also receive fees or cost reimbursements from us. These compensation or other arrangements may cause these entities to take or not take certain actions. For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; or (2) sell or not sell assets, or engage or not engage in other transactions such as a merger or listing even if we would be better served by pursuing or not pursuing these options.

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

Because we conduct all of our operations through the operating partnership, we derive cash to pay distributions from the operating partnership and its subsidiaries. We cannot assure our stockholders that the operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders. Each of the operating partnership’s subsidiaries will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Any claim our stockholders may have against us will be structurally subordinated to all existing and future liabilities and obligations of the operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the operating partnership and its subsidiaries will be able to satisfy our stockholders’ claims only after all of our and the operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

U.S. Federal Income Tax Risks

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and state and local income tax, and would adversely affect our operations and the value of our common stock.

We elected to be taxed as a REIT commencing with our taxable year ending December 31, 2015 and intend to continue to operate in a manner that would allow us to remain qualified as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Even if we maintain our status for tax purposes as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We also may be subject to state and local taxes on our income, property or net worth, including franchise, payroll and transfer taxes, either directly or at the level of the operating partnership or at the level of the other companies through which we may indirectly own assets, such as taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

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

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

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

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Determining whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During the time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Internal Revenue Code for properties that, among other requirements, have been held for the production of rental income for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including the operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income from real estate and could be characterized by the IRS as non-qualifying income for purposes of satisfying the 75% and 95% gross income tests required for REIT qualification. If the aggregate of non-qualifying income under the 95% gross income test in any taxable year ever exceeded 5% of our gross revenues for the taxable year or non-qualifying income under the 75% gross income test in any taxable year ever exceeded 25% of our gross revenues for the taxable year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status unless we are entitled to a relief provision under the Internal Revenue Code.

If the operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of the operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholders’ anticipated return from an investment in us.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

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

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we elected and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation.  As of the date of this Annual Report on Form 10-K, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the

President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform would limit the deductibility of net interest expense and would allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. Stockholders are encouraged to consult with their tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.

The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted prospectively or retroactively by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of our outstanding stock, or 9.8% in value or in number (whichever is more restrictive) of each class of our shares. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

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

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to them if they are a non-U.S. stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On September 30, 2015, our indirect wholly owned subsidiary acquired a fee simple interest in a 194,732 square foot multi-family community for approximately $46.0 million in cash, plus closing costs.  The property was constructed in 2014.

Community	Location	Total Number of Units	Average Rental Rate per Unit (a)	2016 Average Occupancy	Units Leased (b)
The Retreat at Market Square	Frederick, MD	206	$1,555	94.7%	95.6%
(a)	Average rental rate per unit is for the last month of the period presented.
(b)	Percent of units leased at December 31, 2016.

Item 3. Legal Proceedings

We are not a party to, and our property is not subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are offering up to $1,000,000,000 of Shares at a price of $25.00 per Class A Share, $23.95 per Class T Share and $24.14 per Class T-3 Share in the Offering. We are also offering up to $190,000,000 of Shares at a price of $23.75 per Class A Share, $22.81 per Class T Share and $22.81 per Class T-3 Share in the DRP. There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board will continually evaluate the timing and form of a liquidity event, although we do not expect this to occur until after we have completed raising capital under the Offering or any subsequent primary offering and invested substantially all of the net proceeds thereof. The timing of any liquidity event will be influenced by many factors, including market conditions and the performance of our real estate portfolio. There is no assurance that we will list our shares.

The offering prices of our Shares may be higher or lower than the price at which the Shares would trade if they were listed on a national securities exchange or actively traded by dealers or market makers. Further, there is no assurance that stockholders will be able to sell any Shares that they have purchased in our offerings at prices that equal or exceed the offering price of the applicable Shares, if at all.

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

Stockholders

As of March 6, 2017, we had 860 stockholders of record.

Distributions

Cash distributions

We currently pay cash distributions based on daily record dates, payable the following month. During the years ended December 31, 2016 and 2015, we declared cash distributions totaling $1,008,178 and $37,421, respectively, and paid $894,709 and $13,683, respectively. Distributions declared for 2016 were in an amount equal to $0.003415301 per day per Class A Share and $0.002760929 per day per Class T Share, based on a 366-day period.  Distributions declared for 2015 were in an amount equal to $0.003424658 per day per Class A Share and $0.002768493 per day per Class T Share, based on a 365-day period.

Stock dividends

We pay a monthly stock dividend equal to 0.000833333 Class A Shares per Class A Share owned and 0.000833333 Class T Shares per Class T Share owned. For the year ended December 31, 2016, we issued 6,864 Class A Shares and 913 Class T Shares.  For the year ended December 31, 2015, we issued 137 Class A Shares and 1 Class T Share. In general, these stock dividends are non-taxable distributions to stockholders and are not considered dividends for purposes of meeting our annual distribution requirement.

The following table shows the sources for the payment of cash distributions to common stockholders for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$456,246		$12,226
Distributions reinvested through the DRP	$438,463		$1,457
Total distributions	$894,709		$13,683
Source of distribution coverage:
Cash flows provided by operating activities	$86,608	10%	$—	0%
Sponsor contributions	$—	0%	$—	0%
Proceeds from issuances of common stock	$808,101	90%	$13,683	100%
Total source of distribution coverage	$894,709	100%	$13,683	100%
Cash flows used in operating activities (U.S. GAAP basis)	$(90,341)		$(1,205,484)
Net loss (in accordance with U.S. GAAP) (1)	$(2,307,419)		$(2,492,602)
(1)	For the years ended December 31, 2016 and 2015, net loss includes acquisition related costs of $29,607 and $1,247,622, respectively.

The following table compares cumulative cash distributions paid to cumulative net loss (in accordance with U.S. GAAP) for the period from December 19, 2013 (date of inception) through December 31, 2016:

For the Period from December 19, 2013 (Date of Inception) to December 31, 2016
Distributions paid:
Common stockholders in cash	$468,472
Common stockholders reinvested through the DRP	439,920
Total distributions paid	$908,392
Reconciliation of net loss:
Revenues	$4,892,844
Acquisition and transaction related	(1,277,229)
Depreciation and amortization	(2,444,605)
Other operating expenses	(4,280,130)
Other non-operating expenses	(1,875,922)
Net loss (in accordance with U.S. GAAP) (1)	$(4,985,042)
Cash flows used in operating activities	$(1,298,338)
(1)	Net loss as defined by U.S. GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Share Repurchase Program

The SRP is designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. The terms under which we may repurchase shares may differ between repurchases upon the death or “qualifying disability” of a stockholder or “Exceptional Repurchases” and all other repurchases or “Ordinary Repurchases.” The repurchase price for Ordinary Repurchases is equal to $21.60 per share, $21.61 per share and $21.61 per share for Class A Shares, Class T Shares and Class T-3 Shares, respectively, until the initial valuation date, and thereafter the repurchase price is equal to 96.0% of the most recent applicable estimated value per share reported by us.

In the case of Ordinary Repurchases, we may repurchase shares beneficially owned by a stockholder continuously for at least one year and who purchased their shares from us or received their shares through a non-cash transfer, if requested, if we choose to repurchase them. However, in the event a stockholder is having all of his or her shares repurchased, our board may waive the one-year holding requirement for shares purchased under our DRP. We may make Ordinary Repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds from our DRP during that month to make Ordinary Repurchases; provided that, if we have excess funds during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making Ordinary Repurchases. Subject to funds being available, in the case of Ordinary Repurchases, we limit the number of shares repurchased during any calendar year to 5% of the number of Class A Shares, Class T Shares and Class T-3 Shares outstanding on December 31st of the previous calendar year. In the event that we determine not to repurchase all of the shares presented during any month, including as a result of having insufficient funds or satisfying the 5% limit, to the extent we decide to repurchase shares, shares will be repurchased on a pro rata basis up to the limits described above. Any stockholder whose Ordinary Repurchase request has been partially accepted in a particular calendar month will have the remainder of his or her request included with all new repurchase requests we have received in the immediately following calendar month, unless he or she chooses to withdraw that request.

In the case of Exceptional Repurchases, we may repurchase shares at a repurchase price equal to $22.50 per share, $22.51 per share and $22.51 per share for Class A Shares, Class T Shares and Class T-3 Shares, respectively, until the initial valuation date, and thereafter the repurchase price is equal to 100.0% of the most recent applicable estimated value per share reported by us. Exceptional Repurchases are not subject to a one-year holding period, or the 5% repurchase limit discussed above, and may be repurchased with funds from any source.

The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole discretion, may, at any time, amend, suspend or terminate the SRP.

During the years ended December 31, 2016 and 2015, there were no shares repurchased under the SRP.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plan, reference is made to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is included in this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

On February 17, 2015, our Registration Statement on Form S-11 (File No. 333-199129), covering a public offering of up to $1,190,000,000 of shares of Class A and Class T common stock was declared effective under the Securities Act of 1933, as amended (the “Securities Act”), and on February 2, 2017, Post-Effective Amendment No. 9 to our Registration Statement on Form S-11 (File No. 333-199129), reallocating certain of the remaining shares being offered to offer Class T-3 Shares as a new class of common stock pursuant to the Offering and the DRP, was declared effective under the Securities Act. The Offering commenced on February 17, 2015 and is ongoing.

We are offering up to $1,000,000,000 of Class A Shares, Class T Shares and Class T-3 Shares, in any combination. We are also offering up to $190,000,000 of Class A, Class T and Class T-3 Shares in the DRP. We reserve the right to reallocate the shares between our reasonable best efforts Offering and the DRP, and among share classes.

From the effective date of the Offering through December 31, 2016, we had sold the following securities in the Offering for the following aggregate offering proceeds:

•	1,067,225 Class A Shares and 281,190 Class T Shares, equal to $32,932,926 in aggregate gross offering proceeds, in the reasonable best efforts Offering.

•	16,431 Class A Shares and 2,179 Class T Shares, equal to $439,921 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through December 31, 2016, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$2,728,200
Offering costs paid to non-related parties	2,482,759
Total offering costs paid	$5,210,959

(1)

“Offering costs to related parties” include selling commissions, dealer manager fees and due diligence expense reimbursements paid to Inland Securities, which re-allowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through December 31, 2016, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were $28,161,888. As of December 31, 2016, we used $18,300,000 of these net proceeds to repay a portion of our debt, approximately $712,000 in related costs associated with our purchase of real estate, of which approximately $54,000 was paid to related parties and approximately $822,000 to pay distributions.  The remaining proceeds were held as cash at December 31, 2016.

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

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013 (a)
Balance Sheet Data:
Total assets	$52,882,963	$50,887,071	$2,867,123	$996,053
Total mortgages payable, net (b)	$27,447,459	$45,646,954	$—	$—

	For the year ended December 31
	2016	2015	2014	2013 (a)
Total income	$3,925,373	$967,471	$—	$—
Net loss	$(2,307,419)	$(2,492,602)	$(154,710)	$(30,311)
Net loss per common share, basic and diluted (c)	$(2.80)	$(48.07)	$(19.34)	$(3.79)
Distributions paid to common stockholders	$456,246	$12,226	$—	$—
Distributions declared to common stockholders	$1,008,178	$37,421	$—	$—
Distributions declared per Class A Share (c)	$1.25	$0.72	$—	$—
Distributions declared per Class T Share (c)	$1.01	$1.01	$—	$—
Cash flows used in operating activities	$(90,341)	$(1,205,484)	$(2,513)	$—
Cash flows used in investing activities	$(85,091)	$(45,901,562)	$—	$—
Cash flows provided by (used in) financing activities	$3,932,902	$52,155,583	$(264,852)	$500,000

(a)	As of and for the period from December 19, 2013 (inception) through December 31, 2013.
(b)	Includes unamortized debt issuance costs.
(c)

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

•

If we fail to raise sufficient funds through our Offering, then we will be unable to build a large, diversified portfolio of properties and the poor performance of a single investment could materially adversely affect our overall investment performance;

•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2016, 2015 and 2014;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•

The interest of later investors in our common stock will be diluted as a result of our payment of stock dividends that have been declared and will be further diluted if we make additional stock dividends;

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by IREIC should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	The number and value of real estate assets we acquire will depend, in part, on the net proceeds raised in the Offering;
•	We do not have employees and will rely on our Business Manager and our Real Estate Manager to manage our business and assets;
•	Persons performing services for our Business Manager and our Real Estate Manager are employed by our Sponsor or its affiliates and face competing demands for their time and service;
•	We do not have arm’s-length agreements with our Business Manager, Real Estate Manager or other affiliates of our Sponsor;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	We rely on entities affiliated with our Sponsor to identify real estate assets;

•	We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•	We have not identified all of the specific real estate assets that we will acquire with the net proceeds raised in the Offering, thus it is a “blind pool” offering;
•	Our property may compete with the properties owned by other programs sponsored by our Sponsor or IPCC for, among other things, tenants;
•	There are limits on the ownership and transferability of our shares; and
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relates to the years ended December 31, 2016, 2015 and 2014.  Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in December 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. We expect that our real estate portfolio will consist primarily of “stabilized” Class A and Class B multi-family properties. We are managed by our Business Manager. Substantially all of our business is conducted through our operating partnership, of which we are the sole general partner.  We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2015.

We are authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A Shares, at a price of $25.00 per share, Class T Shares, at a price of $23.95 per share, and Class T-3 Shares, at a price of $24.14 per share, in any combination, on a “reasonable best efforts” basis. We are also authorized to issue up to $190,000,000 of Class A, Class T and Class T-3 Shares at a per share price of $23.75, $22.81 and $22.81, respectively, pursuant to our DRP. We commenced our Offering of Class A Shares and Class T Shares on February 17, 2015 and, effective February 2, 2017, we reallocated certain of the remaining shares being offered in our Offering to offer Class T-3 Shares.

Company Highlights - Year Ended December 31, 2016

Property Performance

Community	Location	Total Number of Units	Average Rental Rate per Unit (a)	2016 Average Occupancy	Units leased (b)
The Retreat at Market Square	Frederick, MD	206	$1,555	94.7%	95.6%
(a)	Average rental rate per unit is for the last month of the period presented.
(b)	Percent of units leased at December 31, 2016.

During the year ended December 31, 2016, the average rental rate per unit increased 0.8% and the number of units leased increased from 186 to 197 or 5.9% from December 31, 2015.

Financings

As of December 31, 2016, our mortgage loan is secured by a first mortgage on the property. Effective September 30, 2016, we exercised our option to extend the maturity date for an additional seven year period to September 30, 2023. The loan extension requires monthly payments of interest only for the next five years and thereafter, requires monthly payments of principal and interest based upon a 30-year amortization until maturity. The interest rate on the loan was modified which lowered the fixed interest rate from 3.95% to 3.64% per annum. The loan modification releases our Sponsor, and substitutes us as the guarantor.  As the substitute guarantor, we agreed to guarantee the payment of (a) all real estate taxes on the property which accrue or become due during the term of the loan, (b) all costs and expenses (as defined in the guaranty agreement) and (c) any and all losses, damages, costs or expenses of the lender, which arise in consequence of certain events specified in the guaranty agreement.

Capital

Excluding the DRP, we generated gross proceeds of approximately $19.8 million from sales of our Class A Shares and approximately $6.4 million from sales of our Class T Shares during the year ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses

Short-term liquidity and capital needs such as:

•	Interest on mortgage loan
•	Property operating expenses
•	General and administrative expenses
•	Distributions to stockholders
•	Non-transaction based fees payable to our Business Manager and Real Estate Manager
•	Payment of offering costs

Long-term liquidity and capital needs such as:

•	Acquisition of real estate investments
•	Interest & principal payments on mortgage loan
•	Payment of offering costs
•	Capital expenditures

Sources

•	Cash receipts from our tenants
•	Sale of shares through the DRP
•	Proceeds from our mortgage loans
•	Proceeds from the Offering

Our principal demand for funds and sources of liquidity are described above.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations. Our Business Manager and IREA evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf. Pending investment in real estate assets, we may decide to invest our cash (including proceeds from the Offering) in investments that yield lower returns than those earned on real estate assets.

During the year ended December 31, 2015, we purchased a real estate property for approximately $46.0 million. As of December 31, 2016, we had total debt outstanding of approximately $27.5 million, excluding debt issuance costs, which bore interest at a rate of 3.64% per annum. The mortgage payable requires monthly payments of interest only for the next five years, and thereafter, requires monthly payments of principal and interest based upon a 30-year amortization until maturity.  At December 31, 2016 and 2015, we owed $5.7 million and $5.1 million, respectively, to our Sponsor and its affiliates for advances and unpaid services from these parties. These amounts include non-interest bearing advances by the Sponsor and its affiliates, which we intend to repay.

As of December 31, 2016, we have sold approximately $33.4 million of our shares and have invested in one property. Our initial public offering will continue until February 16, 2018, unless extended. If we are unable to raise significant additional proceeds, we will not be able to achieve a broadly diversified portfolio. Failure to build a diversified portfolio increases the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

Cash Flow Analysis

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net cash flows used in operating activities	$(90,341)	$(1,205,484)	$(2,513)	$1,115,143	$(1,202,971)
Net cash flows used in investing activities	$(85,091)	$(45,901,562)	$—	$45,816,471	$(45,901,562)
Net cash flows provided by (used in) financing activities	$3,932,902	$52,155,583	$(264,852)	$(48,222,681)	$52,420,435

Operating activities

Cash used in operating activities decreased $1.1 million during 2016 compared to 2015.  The decrease was primarily due to a full year of operations of our real estate property purchased in September 2015.  Cash used in operating activities increased $1.2 million during 2015 compared to 2014 primarily due to an increase in acquisition related costs as a result of the purchase of our real estate property in September 2015.

Investing activities

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Purchases of real estate	$—	$(45,901,562)	$—	$45,901,562	$(45,901,562)
Capital expenditures	$(85,091)	$—	$—	$(85,091)	$—
Net cash flows used in investing activities	$(85,091)	$(45,901,562)	$—	$45,816,471	$(45,901,562)

Cash used in investing activities decreased $45.8 million during 2016 compared to 2015 and increased $45.9 million during 2015 compared to 2014. The increase in cash used in investing activities in 2015 was primarily due to the purchase of our real estate property in September.

Financing activities

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Proceeds from offering net of offering costs	22,691,439	3,790,713	(264,852)	$18,900,726	$4,055,565
Distributions paid	(456,246)	(12,226)	—	$(444,020)	$(12,226)
Advances from sponsor	—	2,650,000	—	$(2,650,000)	$2,650,000
Total changes related to debt	(18,300,000)	45,750,000	—	$(64,050,000)	$45,750,000
Other	(2,291)	(22,904)	—	$20,613	$(22,904)
Net cash provided by (used in) financing activities	$3,932,902	$52,155,583	$(264,852)	$(48,222,681)	$52,420,435

We commenced our initial public offering in February 2015. During the years ended December 31, 2016 and 2015, we generated proceeds from the sale of our shares, net of offering costs paid of approximately $22.7 million and $3.8 million, respectively.  In 2015 our Sponsor provided a non-interest bearing advance of $2.7 million.  We generated approximately $45.8 million from borrowings in the year ended December 31, 2015 to fund the purchase our real estate property in September. In 2016, we paid down $18.3 million of our borrowings. During 2016 and 2015, we paid approximately $0.5 million and $12,000, respectively, in distributions.

We have not yet generated positive cash flow from operations and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of the Offering and DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings or Offering proceeds, to pay distributions. Through December 31, 2016, $821,784 or 90% of the cash distributions paid to stockholders were paid from the net proceeds of our “reasonable best efforts” Offering, which reduces the proceeds available for other purposes. To the extent we continue to pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there is no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of the Offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in the Offering, whereas later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Distributions

A summary of the cash distributions declared and paid, and cash flows used in operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Class A		Class T
	Distributions Declared	Distributions Declared Per Share (1)	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flow (used in) Operations	Net Offering Proceeds (2)(3)
2016	$903,035	$1.25	$105,143	$1.01	$456,246	$438,463	$894,709	$(90,341)	$22,691,439
2015	$36,567	$0.72	$854	$1.01	$12,226	$1,457	$13,683	$(1,205,484)	$3,790,713
2014	—	—	—	—	—	—	—	(2,513)	(264,852)

(1)	Per share amounts are based on weighted average number of Class A Shares or Class T Shares, as applicable, outstanding.
(2)

A portion of our distributions paid for the year ended December 31, 2016 were paid from the net proceeds of our Offering. All of the cash distributions paid for the year ended December 31, 2015 were paid from the net proceeds of our Offering.

(3)	The Offering commenced on February 17, 2015.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.  Although our results of operations include expenses incurred for the years ended December 31, 2015 and 2014, we did not meet our minimum offering requirement until September 9, 2015 and subsequently purchased our first property on September 30, 2015.  As a result, variances are primarily due to the purchase of our first property in 2015 and our capital raising efforts. The following table presents the significant components of net loss for the years ended December 31, 2016, 2015 and 2014:

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Total income	$3,925,373	$967,471	$—	$2,957,902	$967,471
Property operating expense	$1,181,819	$253,268	$—	$928,551	$253,268
Real estate tax expense	$353,212	$87,003	$—	$266,209	$87,003
General and administrative expenses	$1,196,519	$657,293	$154,710	$539,226	$502,583
Depreciation and amortization expense	$1,822,246	$622,359	$—	$1,199,887	$622,359
Operating loss	$(932,570)	$(1,991,529)	$(154,710)	$1,058,959	$(1,836,819)
Interest expense	$(1,379,761)	$(501,073)	$—	$(878,688)	$(501,073)
Net loss	$(2,307,419)	$(2,492,602)	$(154,710)	$185,183	$(2,337,892)

Total income.  Total income increased due to tenant rental and fee income from the acquisition of our real estate property in September 2015. Rental income is impacted by rental rates and occupancy levels. Our property’s average occupancy was 94.7% and 90.3% for 2016 and 2015, respectively. Total income increased in 2015 compared to 2014 due to the purchase of our first real estate property.

Property operating expenses.  Property operating expenses consisted of property management fees and costs of owning and maintaining our real estate property. The increase in property operating expenses in 2016 was due to owning our real estate property for a full year. Property operating expenses increased in 2015 compared to 2014 due to the purchase of our first real estate property.

Real estate tax expense.  During 2016 and 2015, real estate tax expense increased due to owning our real estate property for a portion of 2015 compared to a full year in 2016. Real estate tax expense increased in 2015 compared to 2014 due to the purchase of our first real estate property.

General and administrative expenses.  In 2016, general and administrative expenses consisted primarily of related party stock discounts of $19,356, professional fees of $734,348 and other costs of $442,815. In 2015, general and administrative expenses consisted primarily of related party stock discounts of $8,065, professional fees of $464,194 and other costs of $185,034. General and administrative expenses increased in 2015 compared to 2014 due to the purchase of our first real estate property.

Operating loss.  Operating loss decreased in 2016 due to owning our real estate property for a full year. Operating loss consisted of total income, property operating expenses, real estate tax expenses, general and administrative expenses, business management fee, acquisition related costs and depreciation and amortization. Operating loss increased in 2015 compared to 2014 due to the purchase of our first real estate property.

Interest expense.  During 2016 and 2015, interest expense increased due to financing the property purchased during the third quarter of 2015. Interest expense increased in 2015 compared to 2014 due to the borrowing to fund the purchase of our first real estate property.

Depreciation and amortization expense.  Depreciation and amortization increased in 2016 and 2015 due to the purchase of our real estate during the third quarter of 2015. Depreciation and amortization expense increased in 2015 compared to 2014 due to the purchase of our first real estate property.

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

Acquisitions

Upon acquisition, we determine the total purchase price of each property. We allocate the total purchase price of properties based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources. Such tangible assets include land, building improvements, furniture, fixtures and equipment and intangible assets include in place lease value.  Acquired in-place lease costs and other leasing costs are amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense.

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires us to capitalize acquisition related costs.  Prior to the adoption of ASU No. 2017-01, all costs related to finding, analyzing and negotiating a transaction were expensed as incurred as acquisition related costs, whether or not the acquisition was completed. These expenses include acquisition fees incurred prior to August 8, 2016. The business management agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager with respect to transactions occurring on or after August 8, 2016. We early adopted the ASU effective October 1, 2016 but did not incur any acquisition related costs after adopting the ASU.

Impairment of Investment Properties

We assess the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, we will be required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties will be a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about uncertain factors, as well as the economic condition of the property at a particular point in time.

Cost Capitalization and Depreciation Policies

Real estate acquisitions are recorded at cost less accumulated depreciation. Improvements and betterment costs are capitalized and ordinary repairs and maintenance are expensed as incurred.

Expenditures over $2,500, which improve or extend the life of an asset and have a useful life of greater than one year, are capitalized. The threshold for capitalization does not apply to appliances as all appliances are capitalized. Depreciation expense is computed using the straight-line method. Asset classes are depreciated on a straight-line basis based upon estimated useful lives of thirty years for buildings and other improvements, three to fifteen years for furniture, fixtures and equipment and five to fifteen years for site improvements. Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Distribution and Stockholder Servicing Fee

We pay a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of our estimated value per share) for each Class T Share and Class T-3 Share sold in our Offering. The aggregate amount of underwriting compensation for Class T Shares and Class T-3 Shares including the distribution and stockholder servicing fee cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. We will cease paying the distribution and stockholder servicing fee with respect to Class T Shares or Class T-3 Shares held in any particular account and those Class T Shares or Class T-3 Shares, along with any Class T Shares or Class T-3 Shares purchased through our DRP in respect of distributions on those Class T Shares or Class T-3 Shares purchased in our Offering and which are held in the same account and any Class T Shares or Class T-3 Shares distributed by us as stock dividends in respect of the Class T Shares or Class T-3 Shares held in the account, will convert into a number of Class A Shares determined by multiplying each Class T Share or Class T-3 Share, as applicable, to be converted by a defined conversion rate on the earlier of (1) a listing of the Class A Shares on a national securities exchange; (2) a merger or consolidation of us with or into another entity, or the sale or other disposition of all or substantially all of our assets; (3) the end of the month in which our dealer manager determines that total underwriting compensation paid in our Offering plus the distribution and stockholder servicing fee paid on all Class T Shares or Class T-3 Shares, as applicable, sold in our Offering is equal to 10% of the gross proceeds of our Offering; and (4) the end of the month in which the underwriting compensation paid in our Offering on the Class T Shares or the Class T-3 Shares, as applicable, plus the distribution and stockholder servicing fee paid with respect to the Class T Shares or the Class T-3 Shares, as applicable, held by a stockholder within his or her particular account equals 10% or 8.5% (or a lower limit described below) of the gross offering price of those Class T Shares or Class T-3 Shares, respectively. With respect to item (4) above, all of the Class T Shares held in a stockholder’s account will automatically convert into Class A Shares as of the last calendar day of the month in which the 10% limit on Class T Shares in a particular account is reached, and all of the Class T-3 Shares held in a stockholder’s account will automatically convert into Class A Shares as of the last calendar day of the month in which the 8.5% limit on Class T-3 Shares (or a lower limit, provided that, in the case of a lower limit, the agreement between our dealer manager and the broker-dealer in effect at the time Class T-3 Shares were first issued to such account sets forth the lower limit and our dealer manager advises our transfer agent of the lower limit in writing) in a particular account is reached. The fee is on-going and is not paid at the time of purchase and is paid monthly in arrears. We originally adopted industry accounting guidance in the application of accounting for the distribution and stockholder servicing fee, which has been subsequently amended in 2016.  In 2015, we accounted for this fee as a charge to equity on a periodic basis as it became contractually due and payable. Although no accrual for an estimate of the full amount of distribution and stockholder servicing fees was established at the time a Class T Share was sold, we concluded the impact of non-accrual was immaterial at December 31, 2015.

In accordance with the new guidance, in 2016, we accounted for the fee as a charge to equity at the time each Class T Share was sold in the Offering and recorded a corresponding payable in due to related parties. At December 31, 2016, the unpaid fee equal to $335,327 was recorded in due to related parties in the accompanying consolidated balance sheets.

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2016 Notes to Consolidated Financial Statements in Item 8.

Contractual Obligations

Our mortgage payable is generally non-recourse to us.  We have, however, guaranteed the full amount of the mortgage payable by our subsidiary in the event that the subsidiary fails to pay all real estate taxes which accrue or become due, provide access or information to the property or obtain the lender’s prior written consent to any liens on or transfers of the property, and in the event of any losses, costs or damages incurred by the lender as a result of fraud or intentional misrepresentation of the subsidiary borrower, gross negligence or willful misconduct, material waste of the property and the breach of any representation or warranty concerning environmental laws, among other things.

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2016.

	Payments due by period
	2017	2018	2019	2020	2021	Thereafter	Total
Principal payments on debt	$—	$—	$—	$—	$124,063	$27,325,937	$27,450,000
Interest payments on debt	1,013,058	1,013,058	1,013,058	1,015,833	1,012,653	1,732,603	6,800,263
Total	$1,013,058	$1,013,058	$1,013,058	$1,015,833	$1,136,716	$29,058,540	$34,250,263

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 12 – “Subsequent Events” which is included in our December 31, 2016 Notes to Consolidated Financial Statements in Item 8.

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

With regard to variable rate financing, our Business Manager will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager will maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on stockholder investments may be reduced. At December 31, 2016, we do not have any derivative financial instruments.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Residential Properties Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Residential Properties Trust, Inc. (the Company) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Residential Properties Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 17, 2017

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Assets:
Real estate:
Land	$6,301,838	$6,301,838
Building and other improvements	38,889,177	38,824,096
Total real estate	45,191,015	45,125,934
Less accumulated depreciation	(1,822,971)	(364,520)
Net real estate	43,368,044	44,761,414
Cash and cash equivalents	9,038,642	5,281,172
Accounts and rent receivable	17,961	35,763
Acquired in place lease intangibles, net	—	343,785
Other assets	458,316	464,937
Total assets	$52,882,963	$50,887,071

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$27,447,459	$45,646,954
Accounts payable and accrued expenses	232,736	422,223
Distributions payable	137,207	23,738
Due to related parties	5,684,753	5,064,415
Other liabilities	67,287	49,655
Total liabilities	33,569,442	51,206,985

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Class A Common stock, $.001 par value, 320,000,000 shares authorized, 1,098,858 shares and 274,481 shares issued and outstanding as of December 31, 2016 and 2015, respectively	1,099	274
Class T Common stock, $.001 par value, 80,000,000 authorized, 284,283 shares and 15,157 shares issued and outstanding as of December 31, 2016 and 2015, respectively	284	15
Additional paid in capital (net of offering costs of $8,268,768 and $4,597,765 as of December 31, 2016 and 2015, respectively)	25,539,970	2,398,277
Distributions and accumulated losses	(6,227,832)	(2,718,480)
Total stockholders’ equity (deficit)	19,313,521	(319,914)
Total liabilities and stockholders’ equity (deficit)	$52,882,963	$50,887,071

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income:
Rental income	$3,570,084	$865,899	$—
Other property income	355,289	101,572	—
Total income	3,925,373	967,471	—

Expenses:
Property operating expenses	1,181,819	253,268	—
Real estate tax expense	353,212	87,003	—
General and administrative expenses	1,196,519	657,293	154,710
Acquisition related costs	29,607	1,247,622	—
Business management fee	274,540	91,455	—
Depreciation and amortization	1,822,246	622,359	—
Total expenses	4,857,943	2,959,000	154,710

Operating loss	(932,570)	(1,991,529)	(154,710)

Interest expense	(1,379,761)	(501,073)	—
Interest and other income	4,912	—	—

Net loss	$(2,307,419)	$(2,492,602)	$(154,710)

Net loss per common share, basic and diluted	$(2.80)	$(48.07)	$(19.34)

Weighted average number of common shares outstanding, basic and diluted	824,457	51,851	8,000

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

For the years ended December 31, 2016, 2015 and 2014

	Common Stock						Additional	Distributions and
	Common		Class A		Class T		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 31, 2013	8,000	$8	—	$—	—	$—	$199,992	$(30,311)	$169,689
Net loss	—	—	—	—	—	—	—	(154,710)	(154,710)
Balance at December 31, 2014	8,000	8	—	—	—	—	199,992	(185,021)	14,979
Proceeds from the offering	—	—	266,283	266	15,156	15	6,779,654	—	6,779,935
Offering costs	—	—	—	—	—	—	(4,597,765)	—	(4,597,765)
Conversion of common into Class A	(8,000)	(8)	8,000	8	—	—	—	—	—
Discount on shares to related parties	—	—	—	—	—	—	8,065	—	8,065
Issuance of shares from distribution reinvestment plan	—	—	61	—	—	—	1,457	—	1,457
Distributions declared	—	—	—	—	—	—	—	(37,421)	(37,421)
Stock dividends issued	—	—	137	—	1	—	3,436	(3,436)	—
Net loss	—	—	—	—	—	—	—	(2,492,602)	(2,492,602)
Equity based compensation	—	—	—	—	—	—	3,438	—	3,438
Balance at December 31, 2015	—	—	274,481	274	15,157	15	2,398,277	(2,718,480)	(319,914)
Proceeds from the offering	—	—	800,942	801	266,034	266	26,151,925	—	26,152,992
Offering costs	—	—	—	—	—	—	(3,671,003)	—	(3,671,003)
Discount on shares to related parties	—	—	—	—	—	—	19,356	—	19,356
Issuance of shares from distribution reinvestment plan	—	—	16,370	17	2,179	2	438,444	—	438,463
Distributions declared	—	—	—	—	—	—	—	(1,008,178)	(1,008,178)
Stock dividends issued	—	—	6,864	7	913	1	193,747	(193,755)	—
Net loss	—	—	—	—	—	—	—	(2,307,419)	(2,307,419)
Equity based compensation	—	—	201	—	—	—	9,224	—	9,224
Balance at December 31, 2016	—	$—	1,098,858	$1,099	284,283	$284	$25,539,970	$(6,227,832)	$19,313,521

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net loss	$(2,307,419)	$(2,492,602)	$(154,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,822,246	622,359	—
Amortization of debt issuance costs	102,796	34,233	—
Amortization of equity based compensation	9,224	3,438	—
Discount on shares issued to related parties	19,356	8,065	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	(45,053)	75,759	74,492
Accounts and rent receivable	17,802	(35,763)	—
Due to related parties	266,454	809,512	77,705
Other liabilities	17,632	49,655	—
Other assets	6,621	(280,140)	—
Net cash flows used in operating activities	(90,341)	(1,205,484)	(2,513)

Cash flows from investing activities:
Purchase of real estate	—	(45,901,562)	—
Capital expenditures	(85,091)	—	—
Net cash flows used in investing activities	(85,091)	(45,901,562)	—

Cash flows from financing activities:
Payment of mortgages payable	(18,300,000)	—	—
Proceeds from mortgages payable	—	45,750,000	—
Proceeds from offering	26,152,992	6,779,935	—
Payment of offering costs	(3,461,553)	(2,989,222)	(264,852)
Distributions paid	(456,246)	(12,226)	—
Advances from sponsor	—	2,650,000	—
Payment of debt issuance costs	(2,291)	(22,904)	—
Net cash flows provided by (used in) financing activities	3,932,902	52,155,583	(264,852)

Net increase (decrease) in cash and cash equivalents	$3,757,470	$5,048,537	$(267,365)
Cash and cash equivalents at beginning of the period	5,281,172	232,635	500,000
Cash and cash equivalents at end of the period	$9,038,642	$5,281,172	$232,635

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Supplemental disclosure of cash flow information:
In conjunction with the purchase of real estate, the Company acquired assets and assumed liabilities as follows:
Land	$—	$6,301,838	$—
Building and other improvements	—	37,591,342	—
Furniture, fixtures and equipment	—	1,232,754	—
Acquired in place lease intangibles	—	601,623	—
Assumed assets, net	—	174,005	—
Purchase of real estate	$—	$45,901,562	$—

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$1,281,454	$476,881	$—

Distributions payable	$137,207	$23,738	$—

Accrued offering costs payable	$541,723	$332,272	$1,338,350

Stock dividends issued	$193,755	$3,436	$—

Common stock issued through distribution reinvestment plan	$438,463	$1,457	$—

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

NOTE 1 - ORGANIZATION

Inland Residential Properties Trust, Inc. (the “Company”) was formed on December 19, 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. The Company entered into a business management agreement (as amended, the “Business Management Agreement”) with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company. Substantially all of the Company’s business is conducted through Inland Residential Operating Partnership, L.P. (the “operating partnership”), of which the Company is the sole general partner. The Company has elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with the tax year ended December 31, 2015.

At December 31, 2016, the Company owned one 194,732 square foot 206 unit multi-family community. During the year ended December 31, 2016, the property’s daily average occupancy was 94.7% and at December 31, 2016, 197, or 95.6% residential units were leased.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as the operating partnership and the accounts of the Company’s indirect wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The fiscal year-end of the Company is December 31.

Information with respect to square footage and occupancy is unaudited.

Acquisitions

Upon acquisition, the Company determines the total purchase price of each property (see Note 4 – “Acquisitions”). The Company allocates the total purchase price of properties based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources. Such tangible assets include land, building improvements, furniture, fixtures and equipment and intangible assets include in-place lease value.  Acquired in-place lease costs and other leasing costs are amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense.

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires the Company to capitalize acquisition related costs.  Prior to the adoption of ASU No. 2017-01, all costs related to finding, analyzing and negotiating a transaction were expensed as incurred as acquisition related costs, whether or not the acquisition was completed. These expenses include acquisition fees incurred prior to August 8, 2016. The business management agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager with respect to

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

transactions occurring on or after August 8, 2016. The Company early adopted the ASU effective October 1, 2016 but did not incur any acquisition related costs after adopting the ASU.

Impairment of Investment Properties

The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, the Company will be required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties will be a significant estimate that can change based on the Company’s continuous process of analyzing each property and reviewing assumptions about uncertain factors, as well as the economic condition of the property at a particular point in time.

REIT Status

The Company has qualified and has elected to be taxed as a REIT beginning with the tax year ended December 31, 2015. In order to qualify as a REIT, the Company is required to distribute annually at least 90% of its taxable income, subject to certain adjustments, to its stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact its REIT status. If it fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to U.S. federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate rates.

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

Expenditures over $2,500, which improve or extend the life of an asset and have a useful life of greater than one year, are capitalized. The threshold for capitalization does not apply to appliances as all appliances are capitalized. Depreciation expense is computed using the straight-line method. Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change. The Company anticipates the estimated useful lives of its assets by class to be generally:

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Building and other improvements	30 years
Site improvements	5-15 years
Furniture, fixtures and equipment	3-15 years

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, over the term, or anticipated repayment date, of the related agreement as a component of interest expense. These costs are reported as a direct deduction to the Company’s outstanding mortgages payable.

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

Offering and Organization Costs

Costs associated with the Offering (see Note 3 – “Equity”) are deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs were expensed as incurred.

Distribution and Stockholder Servicing Fee

The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of its estimated value per share) for each Class T Share and Class T-3 Share sold in its Offering. The aggregate amount of underwriting compensation for Class T Shares and Class T-3 Shares including the distribution and stockholder servicing fee cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The fee is on-going and is not paid at the time of purchase and is paid monthly in arrears. The Company originally adopted industry accounting guidance in the application of accounting for the distribution and stockholder servicing fee, which has been subsequently amended in 2016.  In 2015, the Company accounted for this fee as a charge to equity on a periodic basis as it became contractually due and payable. Although no accrual for an estimate of the full amount of distribution and stockholder servicing fees was established at the time a Class T Share was sold, the Company concluded the impact of non-accrual was immaterial at December 31, 2015.

In accordance with the new guidance in 2016, the Company accounted for the fee as a charge to equity at the time each Class T Share was sold in its Offering and recorded a corresponding payable in due to related parties. At December 31, 2016 the unpaid fee equal to $335,327 was recorded in due to related parties in the accompanying consolidated balance sheets.

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

Equity Based Compensation

The Company has restricted shares outstanding at December 31, 2016. The Company recognizes expense related to the fair value of equity based compensation awards as general and administrative expense in the accompanying consolidated statements of operations. The Company recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 6 - "Equity Based Compensation" for further information.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The objective of the ASU is to provide guidance to entities when evaluating whether a transaction should be accounted for as an acquisition or disposal of a business. An entity first determines whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset (or a group of similar identifiable assets). If this threshold is met, the assets acquired would not represent a business, and no further assessment is required.  If the initial screen is not met, the ASU requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to produce output and removes the evaluation of whether a market participant could replace the missing elements. The amendments in this ASU should be applied prospectively and are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in this ASU is allowed. The Company early adopted the ASU effective October 1, 2016.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update will require that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation cash shown on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not believe that ASU No. 2016-18 will have a material impact on its consolidated financial statements and related disclosures

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has begun analyzing the effect of implementing this guidance, which involves developing an inventory of all leases as well as identifying any non-lease components in its lease arrangements. The Company is continuing to evaluate the impact of implementing the new standard on its consolidated financial statements both from the perspective of lessee and lessor.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

method. The Company has begun analyzing the effect of implementing this guidance, including identifying each of the revenue streams and evaluating potential process changes necessary to meet the standard’s reporting and disclosure requirements. The Company intends to implement the standard retrospectively with the cumulative effect (if any) recognized in retained earnings at the date of initial application.

NOTE 3 – EQUITY

The Company is authorized to sell up to $1,000,000,000 of shares of common stock which consist of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share, Class T common stock, $.001 par value per share (“Class T Shares”), at a price of $23.95 per share, and Class T-3 common stock, $.001 par value per share (“Class T-3 Shares” and, together with the Class A Shares and the Class T Shares, the “Shares”), at a price of $24.14 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”). The Company is also authorized to issue up to $190,000,000 of Class A, Class T and Class T-3 Shares at a per share price of $23.75, $22.81 and $22.81, respectively, pursuant to the Company’s distribution reinvestment plan (as amended, the “DRP”). The Company commenced its Offering of Class A Shares and Class T Shares on February 17, 2015 and, effective February 2, 2017, the Company reallocated certain of the remaining shares being offered in the Offering to offer Class T-3 Shares. For more information, see Note 12 – “Subsequent Events” in the Notes to Consolidated Financial Statements.

The Company generated gross proceeds of $19,781,482 from sales of its Class A Shares and $6,371,510 from sales of its Class T Shares during the year ended December 31, 2016. As of December 31, 2016, the Company had 1,098,858 Class A Shares outstanding and 284,283 Class T Shares outstanding.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

The Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, cash distributions paid on Class A Shares, Class T Shares and Class T-3 Shares, as applicable, are used to purchase Class A Shares, Class T Shares and Class T-3 Shares, respectively. Such purchases under the DRP are not subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP and are made initially at a price of $23.75, $22.81 and $22.81 per Class A Share, Class T Share and Class T-3 Share, respectively. The price is subject to change after the earlier of (1) the change of the public offering price in a public “reasonable best efforts” offering of the Company’s Class A Shares from $25.00 per Class A Share, Class T Shares from $23.95 per Class T Share or Class T-3 Shares from $24.14 per Class T-3 Share, as applicable, if there is a change, and (2) termination of all “reasonable best efforts” public offerings of the Company’s Class A Shares, Class T Shares or Class T-3 Shares, as applicable.

Distributions reinvested through the DRP were $438,463 and $1,457 for the years ended December 31, 2016 and 2015, respectively.

Share Repurchase Program

Under the share repurchase program (as amended, the “SRP”), the Company is authorized, in its discretion, to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested. Subject to funds being available, the Company limits the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP is limited to the proceeds that the Company receives from the DRP during the same period. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

There were no repurchases through the SRP for the years ended December 31, 2016 and 2015.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - ACQUISITIONS

2016 Acquisitions

During the year ended December 31, 2016, the Company did not acquire any real estate properties.

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

The Company incurred $29,607, $1,247,622 and $0 during the years ended December 31, 2016, 2015 and 2014, respectively, of acquisition, dead deal and transaction related costs.  These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

The following table presents certain additional information regarding the Company’s acquisition during 2015. The amounts recognized for major assets acquired as of the acquisition date are as follows:

Property Name	Land	Building and Improvements	Furniture, Fixtures and Equipment	Acquired Lease Intangibles
The Retreat at Market Square	$6,301,838	$37,591,342	$1,232,754	$601,623

Pro Forma Disclosures (unaudited)

The following condensed pro forma consolidated financial statement for the year ended December 31, 2015 includes pro forma adjustments related to the acquisition and financing during 2015. The 2015 acquisition is presented assuming the acquisition occurred on January 1, 2014. Acquisition expenses for the year ended December 31, 2015 of $1,247,622, related to the acquisition, are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. There were no acquisitions in 2016.

For the year ended December 31
2015
Pro forma total income	$3,597,786
Pro forma net loss	$(3,286,645)
Net loss per common share (a)	$(2.38)

(a)	Based on number of common shares outstanding as of December 31, 2016.

NOTE 5 – MORTGAGES PAYABLE

As of December 31, 2016, the Company’s mortgage loan is secured by a first mortgage on the property. Effective September 30, 2016, the Company exercised its option to extend the maturity date for an additional seven year period to September 30, 2023.  The loan extension requires monthly payments of interest only for the next five years and thereafter, requires monthly payments of principal and interest based upon a 30-year amortization until maturity. The interest rate on the loan was modified which lowered the fixed interest rate from 3.95% to 3.64% per annum. The loan modification released the Sponsor, and substituted the Company as the guarantor.  As the substitute guarantor, the Company agreed to guarantee the payment of (a) all real estate taxes on the property which accrue or become due during the term of the loan, (b) all costs and expenses (as defined in the guaranty agreement) and (c) any and all losses, damages, costs or expenses of the lender, which arise in consequence of certain events specified in the guaranty agreement.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is in compliance with all financial covenants related to its mortgage payable.

As of December 31, 2016 and 2015, the Company had the following mortgage payable:

	December 31, 2016		December 31, 2015
Mortgages	Principal Amount	Interest Rate	Principal Amount	Interest Rate
Mortgage payable	$27,450,000	3.64%	$45,750,000	3.95%
Unamortized debt issuance costs	(2,541)		(103,046)
Total debt	$27,447,459		$45,646,954

NOTE 6 – EQUITY BASED COMPENSATION

In accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”), restricted shares are issued to non-employee directors as compensation.

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period.  At vesting, any restrictions on the shares lapse. The number of shares that may be issued under the RSP are limited to 5% of outstanding shares.  Compensation expense associated with the director restricted shares was $9,224, $3,438 and $0 in 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company had $10,255 of unrecognized compensation cost related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to non-vested restricted shares will be recognized is 1.53 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2016	822	$18,750	$18,750
Granted	658	15,000	15,000
Vested	(201)	(4,583)	(4,583)
Forfeited	(475)	(10,833)	(10,833)
Outstanding at December 31, 2016	804	18,334	18,334

NOTE 7 – INCOME TAX AND DISTRIBUTIONS

The Company has qualified and has elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes commencing with the tax year ending December 31, 2015.  As a result, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it annually distributes at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income. The Company had no uncertain tax positions as of December 31, 2016 and 2015. The Company expects no significant increases in uncertain tax positions due to changes in tax positions within one year of December 31, 2016. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.  As of December 31, 2016, the tax returns for the calendar years 2015 through 2013 remain subject to examination by U.S. and various state and local tax jurisdictions.

As a result of the REIT election at December 31, 2015, the Company reversed a deferred tax asset of $726,017 and associated valuation allowance related to its REIT activities. Generally, as a REIT, the Company will not pay U.S. federal income tax at the REIT level (including its qualified REIT subsidiaries), but instead a dividends paid deduction will generally offset its taxable income. As a result, while the Company will still be permitted to use net operating losses to offset its REIT taxable income, the Company does not expect to pay income taxes on its REIT taxable income, and therefore does not expect to be able to realize such deferred tax assets and liabilities.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended December 31, 2016 and 2015, the Company paid and declared the following cash distributions and issued the following stock dividends:

	Class A		Class T
	Distributions Declared	Distributions Paid	Distributions Declared	Distributions Paid	Stock Dividends
2016	$903,035	$812,121	$105,143	$82,588	7,777
2015	$36,567	$13,673	$854	$10	138

For income tax purposes only, 100% of the cash distributions to the Class A stockholders and Class T stockholders will be treated as nondividend distributions (which are treated for income tax purposes as a return of capital to the extent of a stockholder’s basis in its shares and thereafter as capital gain) and none will be treated as ordinary dividends or capital gain. All stock dividends issued will be treated as non-taxable distributions to the recipient stockholder.

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the years ended December 31, 2016 and 2015, 419 and 486 shares were excluded from the computation of diluted EPS, respectively, because they would have been antidilutive. As of December 31, 2014, the Company did not have any dilutive common share equivalents outstanding.

NOTE 9 – SEGMENT REPORTING

The Company has one reportable segment, multi-family real estate, as defined by U.S. GAAP for the years ended December 31, 2016, 2015 and 2014.

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

The Sponsor invested $200,000 by purchasing 8,000 shares of common stock which were subsequently converted into 8,000 Class A Shares. On September 9, 2015, the Company sold 87,680.842 Class A Shares to the Sponsor for an aggregate purchase price of $2,000,000, or $22.81 per share.

The following table summarizes the Company’s related party transactions for the years ended December 31, 2016, 2015 and 2014.

		Year ended December 31,			Unpaid amounts as of
		2016	2015	2014	December 31, 2016	December 31, 2015
General and administrative reimbursements	(a)	$421,673	$198,095	$75,422	$80,386	$95,239
Affiliate share purchase discounts	(b)	19,356	8,065	—	—	—
Organization costs	(c)	—	—	1,227	—	—
Total general and administrative costs		441,029	206,160	76,649	80,386	95,239

Acquisition related costs	(d)	11,402	711,657	—	686,250	690,485
Offering costs	(e)	2,588,020	611,128	999,396	1,476,746	1,104,314
Business management fee	(f)	274,540	91,455	—	365,995	91,455
Mortgage financing fee	(g)	—	114,375	—	114,375	114,375
Sponsor non-interest bearing advances	(h)	—	2,650,000	—	2,950,000	2,950,000

Property management fee		157,757	37,699	—	—	—
Property operating expenses		350,960	58,039	—	11,001	18,547
Total property operating expenses	(i)	508,717	95,738	—	11,001	18,547

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enable them to purchase shares of common stock at $22.81 per share. The Company sold 8,838 and 3,683 shares to affiliates during the years ended December 31, 2016 and 2015, respectively.

(c)

The Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs, that exceed 10.75% of the gross offering proceeds from Class A Shares, 6.75% of the gross offering proceeds from Class T Shares and 7.5% of the gross offering proceeds from Class T-3 Shares sold in the “reasonable best efforts” offering over the life of the Offering.

(d)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.  The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to transactions occurring on or after August 8, 2016. The Business Manager and its affiliates continue to be reimbursed for acquisition and transaction related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement.  When such costs are incurred, they are included in acquisition related costs in the accompanying consolidated statements of operations. Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets.

(e)

The Company reimburses the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also receives selling commissions equal to 6.0% of the sale price for each Class A Share sold, 2.0% of the sale price for each Class T Share sold and 3.0% of the sale price for each Class T-3 Share sold and a dealer manager fee equal to 2.75% of the sale price for each Class A and Class T Share sold and 2.5% of the sale price for each Class T-3 Share sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company does not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and pays no or reduced selling commissions and dealer manager fees in connection with certain special sales. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share and Class T-3 Share sold in the Offering.  The fee is not paid at the time of the purchase. The Company accounts for the total fee as a charge to equity at the time each Class T Share or Class T-3 Share is sold in the Offering and records a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At December 31, 2016 the unpaid fee equal to $335,327 was recorded in due to related parties in the accompanying consolidated balance sheets.

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

(g)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager, or its affiliates, a mortgage financing fee equal to 0.25% of the amount available or borrowed under the financing or the assumed debt if the Business Manager or its affiliates provided services in connection with the origination or refinancing of any debt that the Company obtained and used to finance properties or other assets, or that was assumed, directly or indirectly, in connection with the acquisition of properties or other assets.  Pursuant to the amended Business Management Agreement,

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

mortgage financing fees were eliminated with respect to transactions occurring on or after August 8, 2016.  Mortgage financing fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets.

(h)

This amount represents non-interest bearing advances made by the Sponsor which the Company intends to repay.  Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(i)

The Company pays Inland Residential Real Estate Services LLC (the “Real Estate Manager”) a monthly property management fee of up to 4% of the gross income from any property managed directly by the Real Estate Manager or its affiliates. The Real Estate Manager may reduce, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses, benefits and severance payments for persons performing services, including without limitation acquisition due diligence services, for the Real Estate Manager and its affiliates (excluding the executive officers of the Real Estate Manager and the Company’s executive officers).

NOTE 11 – QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following represents the results of operations, for each quarterly period, during 2016 and 2015.

	2016
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$995,686	$992,668	$1,005,772	$931,247
Net loss	$(490,644)	$(367,912)	$(606,864)	$(841,999)
Net loss per common share, basic and diluted (1)	$(0.40)	$(0.39)	$(0.88)	$(1.98)
Weighted average number of common shares outstanding, basic and diluted (1)	1,238,219	942,839	687,355	425,942

	2015
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$957,030	$10,441	$—	$—
Net loss	$(862,580)	$(1,364,824)	$(111,807)	$(153,391)
Net loss per common share, basic and diluted (1)	$(5.48)	$(43.30)	$(13.98)	$(19.17)
Weighted average number of common shares outstanding, basic and diluted (1)	157,326	31,520	8,000	8,000
(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

NOTE 12 – SUBSEQUENT EVENTS

Cash distributions

The Company’s board of directors declared cash distributions payable to stockholders of record of Class A and Class T Shares each day beginning on the close of business December 1, 2016 through the close of business June 30, 2017 and declared cash distributions payable to stockholders of record of Class T-3 Shares (defined below) each day beginning on the close of business March 1, 2017 through the close of business June 30, 2017. Distributions declared for 2016 were in an amount equal to $0.003415301 per day per Class A Share and $0.002760929 per day per Class T Share, based upon a 366-day period.  Distributions declared for 2017 are in an amount equal to $0.003424658 per day per Class A Share, $0.002768493 per day per Class T Share and $0.003306849 per day per Class T-3 Share, based upon a 365-day period. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
December 2016	January 2017	$137,207	$70,583	2,995	$66,624
January 2017	February 2017	$146,011	$76,213	3,237	$69,798
February 2017	March 2017	$137,565	$72,352	3,074	$65,213

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock dividends

The Company’s board of directors declared a monthly stock dividend of 0.000833333 Class A Shares and 0.000833333 Class T Shares per Class A Share and Class T Share owned, respectively, payable to stockholders of record at the close of business on December 31, 2016, January 31, 2017, February 28, 2017 and March 31, 2017. The Company’s board of directors also declared a special stock dividend of 0.01 Class A Shares, 0.01 Class T Shares and 0.01 Class T-3 Shares  per Class A Share, Class T Share and Class T-3 Share owned, respectively, payable to stockholders of record at the close of business on May 31, 2017. There is no assurance that the board will declare stock dividends in the future. In general stock dividends are non-taxable distributions to stockholders and are not considered dividends for purposes of meeting our annual distribution requirements.  Stock dividends were issued as follows:

Distribution Month	Month Distribution Issued	Shares Issued
December 2016	January 2017	1,150
January 2017	February 2017	1,229
February 2017	March 2017	1,268

Class T-3 Shares

On February 2, 2017, Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-199129), which reallocates certain of the remaining shares being offered to offer a new class of common stock, Class T-3 common stock, $.001 par value per share (“Class T-3 Shares”), in the Offering and the DRP, was declared effective under the Securities Act of 1933, as amended.  The Company is authorized to sell Class T-3 Shares at a price of $24.14 per share in the Offering and to issue Class T-3 Shares at a price of $22.81 per share pursuant to the DRP.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2016

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land(C)	Buildings and Improve-ments (C)	Total (C)	Accumulated Depreciation (D)	Date Con- structed	Date Acquired	Depreciable Lives
The Retreat at Market Square	$27,450,000	$6,301,838	$38,824,096	$65,081	$6,301,838	$38,889,177	$45,191,015	$(1,822,971)	2014	2015	5-30
Frederick, MD

Notes:

(A) The initial cost to the Company represents the original purchase price of the property.

(B) The aggregate cost of real estate owned at December 31, 2016, 2015 and 2014 for U.S. federal income tax purposes was approximately $47,020,129, $46,975,000 and $0, respectively (unaudited).

(C) Reconciliation of real estate owned:

	2016	2015	2014
Balance at January 1,	$45,125,934	$—	$—
Acquisitions	—	45,125,934	—
Improvements	65,081	—	—
Balance at December 31,	$45,191,015	$45,125,934	$—

(D) Reconciliation of accumulated depreciation:

Balance at January 1,	$364,520	$—	$—
Depreciation expense	1,458,451	364,520	—
Balance at December 31,	$1,822,971	$364,520	$—

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework 2013 issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at inland-investments.com/inland-residential-trust. We will provide the code of ethics free of charge upon request to our investor services group.

Item 11. Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 14.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2016 is submitted herewith.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 17, 2017
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer	March 17, 2017
Name:	Mitchell A. Sabshon	(Principal Executive Officer)

By:	/s/ Catherine L. Lynch	Chief Financial Officer	March 17, 2017
Name:	Catherine L. Lynch	(Co-Principal Financial Officer)

By:	/s/ David Z. Lichterman	Vice President, Treasurer and Chief Accounting Officer	March 17, 2017
Name:	David Z. Lichterman	(Co-Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Adrian Corbiere	Director	March 17, 2017
Name:	Adrian Corbiere

By:	/s/ Meredith W. Mendes	Director	March 17, 2017
Name:	Meredith W. Mendes

By:	/s/ Michael W. Reid	Director	March 17, 2017
Name:	Michael W. Reid

EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Amendment and Restatement of Inland Residential Properties Trust, Inc., dated February 17, 2015 (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

3.2

Articles of Amendment of Inland Residential Properties Trust, Inc., dated March 12, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2015 (file number 333-199129))

3.3

Articles of Amendment of Inland Residential Properties Trust, Inc., dated May 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2015 (file number 333-199129))

3.4

Certificate of Correction of Inland Residential Properties Trust, Inc., dated December 15, 2015 (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 6 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2015 (file number 333-199129))

3.5

Bylaws of Inland Residential Properties Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 3, 2014 (file number 333-199129))

4.1

Third Amended and Restated Distribution Reinvestment Plan, dated September 8, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 9, 2015 (file number 333-199129))

4.2

Amended and Restated Share Repurchase Program, effective October 19, 2015 (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 7 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 15, 2016 (file number 333-199129))

4.3

Agreement of Limited Partnership of Inland Residential Operating Partnership, L.P., dated February 17, 2015 (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

4.4

First Amended and Restated Agreement of Limited Partnership of Inland Residential Operating Partnership, L.P., dated October 27, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 28, 2016 (file number 333-199129))

10.1

Second Amended and Restated Dealer Manager Agreement, dated September 8, 2015 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 9, 2015 (file number 333-199129))

10.2

First Amendment to Second Amended and Restated Dealer Manager Agreement, dated November 7, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 10, 2016 (file number 333-199129))

10.3

Business Management Agreement, dated February 17, 2015 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.4

Amended and Restated Business Management Agreement, dated August 8, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2016 (file number 333-199129))

10.5

First Amendment to Amended and Restated Business Management Agreement, dated October 27, 2016, by and among Inland Residential Properties Trust, Inc., Inland Residential Business Manager & Advisor, Inc. and Inland Residential Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as

filed by the Registrant with the Securities and Exchange Commission on October 28, 2016 (file number 333-199129))

10.6

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

10.8

Amendment to Escrow Agreement, dated February 17, 2016, by and among Inland Residential Properties Trust, Inc., Inland Securities Corporation and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2016 (file number 333-199129))

10.9

Employee and Director Incentive Restricted Share Plan (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.10	Form of Restricted Share Award Agreement*

10.11

Trademark License Agreement (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 13, 2015 (file number 333-199129))

10.12

Purchase and Sale Agreement, dated July 20, 2015, by and between Inland Real Estate Acquisitions, Inc. and The Haven at Market Square, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.13

Assignment and Assumption of Purchase and Sale Agreement, dated September 30, 2015, by and between Inland Real Estate Acquisitions, Inc. and IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.14

Assignment and Assumption of Leases, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and The Haven at Market Square, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.15

Loan Agreement, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.16

Secured Promissory Note, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.17

Purchase Money Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C., Lawyers Title Realty Services, Inc., as trustee, for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.18

Assignment of Leases and Rents, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. to Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.19

Security Agreement, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.20

Guaranty, dated September 30, 2015, by Inland Real Estate Investment Corporation in favor of Parkway Bank and Trust Company with respect to certain indebtedness and liabilities of IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.21

Environmental Indemnity Agreement, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. and Inland Real Estate Investment Corporation in favor of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.22

Modification of Loan Documents, dated September 30, 2016, by and among IRESI Frederick Market Square, L.L.C., Inland Real Estate Investment Corporation, Inland Residential Properties Trust, Inc. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

10.23

First Amended and Restated Secured Promissory Note, dated September 30, 2016, by IRESI Frederick Market Square, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

10.24

Guaranty, dated September 30, 2016, by Inland Residential Properties Trust, Inc. in favor of Parkway Bank and Trust Company with respect to certain indebtedness and liabilities of IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on March 29, 2016 (file number 333-199129))

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 17, 2017, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.