Form 10-Q
period 2017-03-31
Inland Residential Properties Trust, Inc.
filed 2017-05-09
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 000-55765

Inland Residential Properties Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0966998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, there were 1,272,194 shares of the registrant’s Class A common stock, 361,849 shares of Class T common stock and 10,784 shares of Class T-3 common stock outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Assets:
Real estate:
Land	$6,301,838	$6,301,838
Building and other improvements	38,891,395	38,889,177
Total real estate	45,193,233	45,191,015
Less: accumulated depreciation	(2,189,758)	(1,822,971)
Net real estate	43,003,475	43,368,044
Cash and cash equivalents	12,784,076	9,038,642
Accounts and rent receivable	36,291	17,961
Other assets	376,435	458,316
Total assets	$56,200,277	$52,882,963

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$27,447,557	$27,447,459
Accounts payable and accrued expenses	379,517	232,736
Distributions payable	157,510	137,207
Due to related parties	5,893,494	5,684,753
Other liabilities	51,253	67,287
Total liabilities	33,929,331	33,569,442

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.001 par value, 320,000,000 shares authorized, 1,232,058 shares and 1,098,858 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,232	1,099
Class T common stock, $.001 par value, 40,000,000 shares authorized, 336,235 shares and 284,283 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	336	284
Class T-3 common stock, $.001 par value, 40,000,000 shares authorized, 4,971 shares and none issued and outstanding as of March 31, 2017 as of December 31, 2016, respectively	5	—
Additional paid in capital (net of offering costs of $9,058,854 and $8,268,768 as of March 31, 2017 and December 31, 2016, respectively)	29,387,550	25,539,970
Distributions and accumulated losses	(7,118,177)	(6,227,832)
Total stockholders’ equity	22,270,946	19,313,521
Total liabilities and stockholders’ equity	$56,200,277	$52,882,963

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Income:
Rental income	$903,512	$843,236
Other property income	116,243	88,011
Total income	1,019,755	931,247

Expenses:
Property operating expenses	263,910	287,733
Real estate tax expense	89,943	87,025
General and administrative expenses	303,854	280,511
Business management fee	68,692	68,591
Acquisition related costs	41,213	—
Depreciation and amortization	369,396	622,359
Total expenses	1,137,008	1,346,219

Operating loss	(117,253)	(414,972)

Interest expense	(252,251)	(427,027)
Interest and other income	10,398	—

Net loss	$(359,106)	$(841,999)

Net loss per common share, basic and diluted	$(0.24)	$(1.98)

Weighted average number of common shares outstanding, basic and diluted	1,492,485	425,942

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Common Stock						Additional	Distributions and
	Class A		Class T		Class T-3		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 31, 2016	1,098,858	$1,099	284,283	$284	—	$—	$25,539,970	$(6,227,832)	$19,313,521
Proceeds from the offering	122,948	123	49,209	49	4,971	5	4,302,461	—	4,302,638
Offering costs	—	—	—	—	—	—	(790,086)	—	(790,086)
Discount on shares to related parties	—	—	—	—	—	—	23,556	—	23,556
Issuance of shares from distribution reinvestment plan	7,348	7	1,961	2	—	—	219,266	—	219,275
Distributions declared	—	—	—	—	—	—	—	(441,213)	(441,213)
Stock dividends issued	2,867	3	782	1	—	—	90,022	(90,026)	—
Net loss	—	—	—	—	—	—	—	(359,106)	(359,106)
Equity based compensation	37	—	—	—	—	—	2,361	—	2,361
Balance at March 31, 2017	1,232,058	$1,232	336,235	$336	4,971	$5	$29,387,550	$(7,118,177)	$22,270,946

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(359,106)	$(841,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	369,396	622,359
Amortization of debt issuance costs	98	34,233
Amortization of equity based compensation	2,361	2,760
Discount on shares issued to related parties	23,556	14,530
Changes in assets and liabilities:
Accounts payable and accrued expenses	14,726	(41,009)
Accounts and rents receivable	(18,330)	10,339
Due to related parties	131,053	129,619
Other liabilities	(16,034)	(24,385)
Other assets	81,881	107,524
Net cash flows provided by operating activities	229,601	13,971

Cash flows from investing activities:
Capital expenditures	(4,828)	—
Net cash flows used in investing activities	(4,828)	—

Cash flows from financing activities:
Payment of mortgage payable	—	(10,363,817)
Proceeds from offering	4,302,638	6,341,248
Payment of debt issuance costs	—	(329)
Distributions paid	(201,635)	(70,304)
Payment of offering costs	(580,342)	(845,895)
Net cash flows provided (used in) by financing activities	3,520,661	(4,939,097)

Net increase (decrease) in cash and cash equivalents	$3,745,434	$(4,925,126)
Cash and cash equivalents, at beginning of the period	9,038,642	5,281,172
Cash and cash equivalents, at end of period	$12,784,076	$356,046

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:

Cash paid for interest	$249,796	$398,732

Distributions payable	$157,510	$54,282

Accrued offering costs payable	$751,467	$309,304

Stock dividends issued	$90,026	$23,600

Common stock issued through distribution reinvestment plan	$219,275	$30,427

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Residential Properties Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2016, which are included in the Company’s 2016 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

NOTE 1 - ORGANIZATION

The Company was formed on December 19, 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. The Company entered into a business management agreement (as amended, the “Business Management Agreement”) with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company. Substantially all of the Company’s business is conducted through Inland Residential Operating Partnership, L.P. (the “operating partnership”), of which the Company is the sole general partner. The Company elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the tax year ended December 31, 2015.

At March 31, 2017, the Company owned one 194,732 square foot 206 unit multi-family community. During the three months ended March 31, 2017, the property’s daily average occupancy was 96.1% and at March 31, 2017, 200, or 97.1% residential units were leased.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 17, 2017, under the heading “Note 2 - Summary of Significant Accounting Policies.” There has been no change to the Company’s significant accounting policies during the three months ended March 31, 2017.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update will require that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation of cash shown on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe that ASU No. 2016-18 will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

comparative period presented in the financial statements, with certain practical expedients available. The Company continues to analyze the effect of implementing this guidance, developing an inventory of all leases and identifying any non-lease components in its lease arrangements. The Company is evaluating the impact of implementing the new standard on its consolidated financial statements both from the perspective of lessee and lessor.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to analyze the effect of implementing this guidance, including identifying each of the revenue streams and evaluating potential process changes necessary to meet the standard’s reporting and disclosure requirements. The Company intends to implement the standard retrospectively with the cumulative effect (if any) recognized in retained earnings at the date of initial application.

NOTE 3 – EQUITY

The Company is authorized to sell up to $1,000,000,000 of shares of common stock consisting of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share, Class T common stock, $.001 par value per share (“Class T Shares”), at a price of $23.95 per share, and Class T-3 common stock, $.001 par value per share (“Class T-3 Shares” and, together with the Class A Shares and the Class T Shares, the “Shares”), at a price of $24.14 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”). The Company is also authorized to issue up to $190,000,000 of Class A, Class T and Class T-3 Shares at a per share price of $23.75, $22.81 and $22.81, respectively, pursuant to the Company’s distribution reinvestment plan (as amended, the “DRP”).  The Company commenced its Offering of Class A Shares and Class T Shares on February 17, 2015 and, effective February 2, 2017, the Company reallocated certain of the remaining shares offered in the Offering to offer Class T-3 Shares.

Excluding DRP proceeds, the Company generated gross proceeds of $3,004,088, $1,178,550 and $120,000 from sales of its Class A Shares, Class T Shares and Class T-3 Shares, respectively, during the three months ended March 31, 2017. As of March 31, 2017, the Company had 1,232,058, 336,235 and 4,971 Class A Shares,  Class T Shares and Class T-3 Shares outstanding, respectively.

For the three months ended March 31, 2017, the Company declared cash distributions of $441,213, paid cash distributions of $420,910 and issued stock dividends of 3,649 shares to stockholders.

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

Distributions reinvested through the DRP were $219,275 and $30,427 for the three months ended March 31, 2017 and 2016, respectively.

Share Repurchase Program

Under the share repurchase program (as amended, the “SRP”), the Company is authorized, in its discretion, to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested. Subject to funds being available, the Company limits the number of shares repurchased during any calendar year to no more than 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP is limited to the proceeds that the Company receives from the DRP during the same period. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

There were no repurchases through the SRP for the three months ended March 31, 2017 and 2016.

NOTE 4 - ACQUISITIONS

2017 Acquisitions

During the three months ended March 31, 2017, the Company did not acquire any real estate properties.

NOTE 5 – MORTGAGES PAYABLE

As of March 31, 2017, the Company’s mortgage loan is secured by a first mortgage on the property. Effective September 30, 2016, the Company exercised its option to extend the maturity date for an additional seven year period to September 30, 2023.  The loan requires monthly payments of interest only for five years and thereafter, requires monthly payments of principal and interest based upon a 30-year amortization until maturity. The interest rate on the loan was modified which lowered the fixed interest rate from 3.95% to 3.64% per annum effective September 30, 2016. The loan modification released the Sponsor, and substituted the Company as the guarantor.  As the substitute guarantor, the Company agreed to guarantee the payment of (a) all real estate taxes on the property which accrue or become due during the term of the loan, (b) all costs and expenses (as defined in the guaranty agreement) and (c) any and all losses, damages, costs or expenses of the lender, which arise in consequence of certain events specified in the guaranty agreement.

The Company is in compliance with all financial covenants related to its mortgage payable.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of March 31, 2017 and December 31, 2016, the Company had the following mortgage payable:

	March 31, 2017		December 31, 2016
Mortgages	Principal Amount	Interest Rate	Principal Amount	Interest Rate
Mortgage payable	$27,450,000	3.64%	$27,450,000	3.64%
Unamortized debt issuance costs	(2,443)		(2,541)
Total debt	$27,447,557		$27,447,459

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss for the three months ended March 31, 2017 and 2016, 371 and 207 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

NOTE 7 – EQUITY-BASED COMPENSATION

In accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”), restricted shares are issued to non-employee directors as compensation.

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. At vesting, any restrictions on the shares lapse. The number of shares that may be issued under the RSP are limited to 5% of outstanding shares. Compensation expense associated with the director restricted shares was $2,361 and $2,760 for the three months ended March 31, 2017 and 2016, respectively, and is included in general and administrative expenses in the accompanying consolidated financial statements. As of March 31, 2017, the Company had $7,894 of unrecognized compensation cost related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.41 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2016	804	$18,334	$18,334
Granted	—	—	—
Vested	(37)	(833)	(833)
Forfeited	—	—	—
Outstanding at March 31, 2017	767	$17,501	$17,501

NOTE 8 – SEGMENT REPORTING

The Company has one reportable segment, multi-family real estate, as defined by U.S. GAAP for the three months ended March 31, 2017 and 2016.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 9 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2017 and 2016.

		Three Months Ended March 31,		Amount Unpaid as of
		2017	2016	March 31, 2017	December 31, 2016
General and administrative reimbursements	(a)	$90,307	$91,463	$109,373	$80,386
Affiliate share purchase discounts	(b)	23,556	14,530	—	—
Total general and administrative costs		$113,863	$105,993	$109,373	$80,386

Acquisition related costs	(c)	$34,858	$—	$712,821	$686,250
Offering costs	(d)	$398,029	$549,807	$1,554,433	$1,476,746
Business management fee	(e)	$68,692	$68,591	$434,687	$365,995
Mortgage financing fee	(f)	$—	$—	$114,375	$114,375
Sponsor non-interest bearing advances	(g)	$—	$—	$2,950,000	$2,950,000

Property management fee		$39,145	$37,131	$—	$—
Property operating expenses		93,420	72,706	17,805	11,001
Total property operating expenses	(h)	$132,565	$109,837	$17,805	$11,001

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

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enable them to purchase shares of common stock at $22.81 per share. The Company sold 10,756 shares and 6,635 shares to affiliates during the three months ended March 31, 2017 and 2016, respectively.

(c)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.   The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to transactions occurring on or after August 8, 2016. The Business Manager and its affiliates continue to be reimbursed for acquisition related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement.  Of the $34,858 of total acquisition costs and fees, $16,887 are capitalized and classified in other assets in the accompanying consolidated balance sheets and $17,971 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations.  Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets.

(d)

The Company reimburses the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also receives selling commissions equal to 6.0% of the sale price for each Class A Share sold,  2.0% of the sale price for each Class T Share sold and 3.0% of the sale price for each Class T-3 Share sold and a dealer manager fee equal to 2.75% of the sale price for each Class A and Class T Share sold and 2.5% of the sale price for each Class T-3 Share sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company does not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and pays no or reduced selling commissions and dealer manager fees in connection with certain special sales. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share and Class T-3 Share sold in the Offering. The fee is not paid at the

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

time of purchase. The Company accounts for the total fee as a charge to equity at the time each Class T Share or Class T-3 Share is sold in the Offering and records a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At March 31, 2017 and December 31, 2016, the unpaid fee equal to $384,233 and $335,327, respectively, was recorded in due to related parties in the accompanying consolidated balance sheets.

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

(f)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates a mortgage financing fee equal to 0.25% of the amount available or borrowed under the financing or the assumed debt if the Business Manager or its affiliates provided services in connection with the origination or refinancing of any debt that the Company obtained and used to finance properties or other assets, or that was assumed, directly or indirectly, in connection with the acquisition of properties or other assets. Pursuant to the amended Business Management Agreement, mortgage financing fees were eliminated with respect to transactions occurring on or after August 8, 2016. Mortgage financing fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets.

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

NOTE 10 – SUBSEQUENT EVENTS

Cash distributions

The Company’s board of directors declared cash distributions payable to stockholders of record of Class A, Class T and Class T-3 Shares each day beginning on the close of business April 1, 2017 through the close of business September 30, 2017.  Through that date distributions were declared in a daily amount equal to $0.003424658 per day per Class A Share, $0.002768493 per day per Class T Share and $0.003306849 per day per Class T-3 Share, based on a 365-day period. Distributions were paid monthly in arrears as follows.

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
March 2017	April 2017	$157,648	$83,025	3,526	$74,623
April 2017	May 2017	$158,091	$84,132	3,574	$73,959

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Stock dividends

The Company’s board of directors declared a monthly stock dividend of 0.000833333 Class A Shares and 0.000833333 Class T Shares per Class A Share and Class T Share owned, respectively, payable to stockholders of record at the close of business on March 31, 2017. The Company’s board of directors also declared a special stock dividend of 0.01 Class A Shares, 0.01 Class T Shares and 0.01 Class T-3 Shares per Class A Share, Class T Share and Class T-3 Share owned, respectively, payable to stockholders of record at the close of business on May 31, 2017. Stock dividends were issued as follows:

Dividend Month	Month Dividend Issued	Shares Issued
March 2017	April 2017	1,308

 Acquisitions

The company purchased the following property from an unaffiliated third party subsequent to March 31, 2017:

Date Acquired	Property Name	Location	Square Footage	Purchase Price
5/3/2017	Commons at Town Center	Vernon Hills, IL	116,051	$23,000,000

Financing

Date	Property	Interest Rate (stated)	Principal Amount	Maturity Date
5/3/2017	Commons at Town Center	3.69% years 1-5 4.00% years 6-7	$13,800,000	5/3/2024
5/3/2017	Commons at Town Center	5.40%	$9,200,000	1/3/2018

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Residential Properties Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 17, 2017, and factors described below:

•

There is no established public trading market for our shares, and our stockholders may not be able to sell their shares under our share repurchase program (as amended, the “SRP”) and, if our stockholders are able to sell their shares under the SRP, they may not be able to recover the amount of their investment in our shares;

•	Our board does not have any current plans to list our shares or pursue any other liquidity event, and we cannot guarantee that a liquidity event will occur;
•

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “reasonable best efforts” offering (the “Offering”) and distribution reinvestment plan (as amended, the “DRP”), which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders;

•

If we fail to raise sufficient funds through our Offering, then we will be unable to build a large diversified portfolio of properties and the poor performance of a single investment could materially adversely affect our overall investment performance;

•	We have incurred net losses on a U.S. GAAP basis for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•

The interest of later investors in our common stock will be diluted as a result of our payment of stock dividends that have been declared and will be further diluted if we make additional stock dividends;

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by Inland Real Estate Investment Corporation (our “Sponsor”) should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	The number and value of real estate assets we acquire will depend, in part, on the net proceeds raised in our Offering;
•

We do not have employees and will rely on Inland Residential Business Manager & Advisor, Inc. or our “Business Manager” and Inland Residential Real Estate Services, LLC or our “Real Estate Manager” to manage our business and assets;

•	Persons performing services for our Business Manager and our Real Estate Manager are employed by our Sponsor or its affiliates and face competing demands for their time and service;
•	We do not have arm’s-length agreements with our Business Manager, Real Estate Manager or other affiliates of our Sponsor;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	We rely on entities affiliated with our Sponsor to identify real estate assets;

•	We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•	We have not identified all of the specific real estate assets that we will acquire with the net proceeds raised in our Offering, thus it is a “blind pool” offering;
•	Any properties that we acquire and own may compete with the properties owned by other programs sponsored by our Sponsor or Inland Private Capital Corporation for, among other things, tenants;
•	There are limits on the ownership and transferability of our shares; and
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the three months ended March 31, 2017 and 2016, respectively and as of March 31, 2017 and December 31, 2016, respectively. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in December 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. We expect that our real estate portfolio will consist primarily of “stabilized” Class A and Class B multi-family properties. We are managed by our Business Manager. Substantially all of our business is conducted through Inland Residential Operating Partnership, L.P. (the “operating partnership”), of which we are the sole general partner.  We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2015.

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

Company Highlights - Three Months Ended March 31, 2017

Property Performance

Community	Location	Total Number of Units	Average Rental Rate per Unit (a)	2017 Average Occupancy	Units leased (b)
The Retreat at Market Square	Frederick, MD	206	$1,553	96.1%	97.1%
(a)	Average rental rate per unit is for the last month of the period presented.
(b)	Percent of units leased at March 31, 2017.

During the three months ended March 31, 2017, the number of units leased increased from 197 to 200 or 97.1% from December 31, 2016.

Capital

Excluding DRP proceeds, we generated gross proceeds of approximately $3.0 million, $1.2 million and $0.1 million from sales of our Class A Shares, Class T Shares and Class T-3 Shares, respectively, during the three months ended March 31, 2017.

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our tenants
•	Interest on mortgage loan	•	Proceeds from the Offering including the DRP
•	Property operating expenses	•	Proceeds from our mortgage loans
•	General and administrative expenses
•	Distributions to stockholders
•	Non-transaction based fees payable to our Business Manager and Real Estate Manager
•	Payment of offering costs

Long-term liquidity and capital needs such as:
•	Acquisition of real estate investments
•	Interest & principal payments on mortgage loan
•	Payment of offering costs
•	Capital expenditures

Cash Flow Analysis

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
Net cash flows provided by operating activities	$229,601	$13,971	$215,630
Net cash flows used in investing activities	$(4,828)	$—	$(4,828)
Net cash flows provided by (used in) financing activities	$3,520,661	$(4,939,097)	$8,459,758

Operating activities

Cash provided by operating activities increased $0.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increase in the collection of accounts receivable in 2016 and reduced payments of accounts payable.

Investing activities

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
Capital expenditures	$(4,828)	$—	$(4,828)
Net cash flows used in investing activities	$(4,828)	$—	$(4,828)

We used more cash in our investing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increase in capital expenditures.

Financing activities

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
Proceeds from offering net of offering costs	$3,722,296	$5,495,353	$(1,773,057)
Distributions paid	$(201,635)	$(70,304)	$(131,331)
Total changes related to debt	$—	$(10,364,146)	$10,364,146
Net cash provided by (used in) financing activities	$3,520,661	$(4,939,097)	$8,459,758

Cash provided by financing activities increased $8.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, we generated proceeds from the sale of our shares, net of offering costs paid of approximately $3.7 million and $5.5 million, respectively. During the three months ended March 31, 2017, there were no principal payments on our mortgage payable compared to approximately $10.4 million paid toward our mortgage payable during the three months ended March 31, 2016.  During the three months ended March 31, 2017 and 2016, we paid approximately $0.2 million and $0.1 million, respectively, in distributions.

Distributions

A summary of the cash distributions declared and paid, and cash flows provided by operations for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016

Total cash distributions declared	$441,213	$131,275
Distributions declared per class A share (1)	$0.31	$0.31
Distributions declared per class T share (1)	$0.25	$0.25
Distributions declared per class T-3 share (1)	$0.29	$—

Total cash distributions paid	$420,910	$100,731
Cash distributions paid	201,635	70,304
Distributions reinvested via DRP	219,275	30,427

Cash flow provided by operations	$229,601	$13,971
Net offering proceeds (2)(3)	$4,302,638	$5,495,353

(1)	Per share amounts are based on weighted average number of Class A Shares, Class T Shares or Class T-3 shares outstanding, as applicable.
(2)

A portion of our distributions paid for the three months ended March 31, 2017 were paid from the net proceeds of our Offering. All of the cash distributions for the three months ended March 31, 2016 were paid from the net proceeds of our Offering.

(3)	The Offering commenced on February 17, 2015.

Approximately 45.5% and 100% of cash distributions paid for the three months ended March 31, 2017 and 2016, respectively, were paid from the net proceeds of our Offering.

Results of operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
Total income	$1,019,755	$931,247	$88,508
Property operating expense	$263,910	$287,733	$(23,823)
Real estate tax expense	$89,943	$87,025	$2,918
General and administrative expenses	$303,854	$280,511	$23,343
Business management fee	$68,692	$68,591	$101
Acquisition related costs	$41,213	$—	$41,213
Depreciation and amortization expense	$369,396	$622,359	$(252,963)
Operating loss	$(117,253)	$(414,972)	$297,719
Interest expense	$(252,251)	$(427,027)	$174,776
Interest and other income	$10,398	$—	$10,398
Net loss	$(359,106)	$(841,999)	$482,893

Net loss. Net loss was $359,106 and $841,999 for the three months ended March 31, 2017 and 2016, respectively.

Total income.  Total income increased for the three months ended March 31, 2017, which consists of tenant rental and other income which are impacted by market rental rates and occupancy levels. Our property’s average occupancy was 96.1% for 2017 and 200 or 97.1% units were leased as of March 31, 2017. The increase is primarily attributable to an increase in average occupancy and higher rents.

Operating loss.  Operating loss for the three months ended March 31, 2017  and 2016 was $117,253 and $414,972, respectively, which consisted of total income, property operating expenses, general and administrative expenses and depreciation and amortization.

Property operating expenses.  Property operating expenses totaled $263,910 and $287,733 for the three months ended March 31, 2017 and 2016, respectively, and consisted of property management fees and other operating expenses related to owning and maintaining our real estate property.  Real estate tax expense was $89,943 and $87,025 for the three months ended March 31, 2017 and 2016, respectively.

General and administrative expenses.  For the three months ended March 31, 2017 and 2016, general and administrative expenses totaled $303,854 and $280,511, respectively, of which $113,863 and $105,993, respectively, was paid or accrued to related parties.  For the three months ended March 31, 2017, general and administrative expenses consisted primarily of related party stock discounts of $23,556, professional fees of $148,232 and administrative expenses of $132,066. For the three months ended March 31, 2016, general and administrative expenses consisted primarily of related party stock discounts of $14,530, professional fees of $181,622 and administrative expenses of $84,359.

Depreciation and amortization expense.  For the three months ended March 31, 2017 and 2016, depreciation and amortization expense totaled $369,396 and $622,359, respectively. The decrease is attributable to in place leases being fully amortized in 2016.

Interest expense.  Interest expense for the three months ended March 31, 2017 decreased by $174,776 from 2016 due to approximately $10.4 million in principal payments made in 2016 which reduced the outstanding mortgage payable. The decrease was also partially attributable to the reduced interest rate on the mortgage payable effective September 30, 2016.

Critical Accounting Policies

Disclosures discussing all significant accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 17, 2017, under the heading “Critical Accounting Policies”. There have been no changes to our critical accounting policies during the three months ended March 31, 2017.

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our March 31, 2017 Notes to Consolidated Financial Statements in Item 1.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 10 – “Subsequent Events” which is included in our March 31, 2017 Notes to Consolidated Financial Statements in Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2017, we had outstanding debt of approximately $27.4 million, excluding unamortized debt issuance costs, bearing interest at a fixed rate equal to 3.64% per annum. With regard to fixed rate financing, interest rate fluctuations generally affect the fair value, but not our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until their maturity or earlier prepayment.

With regard to any variable rate financing, our Business Manager will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager will maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on stockholder investments may be reduced. Presently, we do not have any variable rate debt.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We will seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful. Presently, we do not have any derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and our real estate property is not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

We have incurred a net loss on a U.S. GAAP basis for the three months ended March 31, 2017.

We incurred a net loss on a U.S. GAAP basis for the three months ended March 31, 2017 of approximately $0.4 million. Our loss can be attributed, in part, to property operating, interest and general and administrative expenses. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in December 2013 and, as of March 31, 2017, acquired one multi-family community. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated sufficient cash flow from operations to fund distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions we have paid and will likely continue to pay distributions from the net proceeds of our Offering and DRP or other sources. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering and DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during November 2015. Of the cash distributions paid to stockholders through March 31, 2017, 76% ($1.0 million) have been paid from the net proceeds of our Offering and DRP. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2015, our Registration Statement on Form S-11 (File No. 333-199129), covering a public offering of up to $1,190,000,000 of shares of Class A and Class T common stock was declared effective under the Securities Act, and on February 2, 2017, Post-Effective Amendment No. 9 to our Registration Statement on Form S-11 (File No. 333-199129), reallocating certain of the remaining shares being offered to offer Class T-3 Shares as a new class of common stock pursuant to the Offering and the DRP, was declared effective under the Securities Act. The Offering commenced on February 17, 2015 and is ongoing.

We are offering up to $1,000,000,000 of Class A Shares, Class T Shares and Class T-3 Shares, in any combination. We are also offering up to $190,000,000 of Class A, Class T and Class T-3 Shares in the DRP. We reserve the right to reallocate the shares between our reasonable best efforts Offering and the DRP, and among share classes.

From the effective date of the Offering through March 31, 2017, we had sold the following securities in the Offering and the DRP for the following aggregate offering proceeds:

•	1,190,173 Class A Shares, 330,399 Class T Shares and 4,971 Class T-3 Shares, equal to $37,235,565 in aggregate gross offering proceeds, in the reasonable best efforts Offering.

•	23,779 Class A Shares and 4,140 Class T Shares, equal to $659,196 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through March 31, 2017, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$3,042,149
Offering costs paid to non-related parties	2,749,152
Total offering costs paid	$5,791,301

(1)

“Offering costs to related parties” include selling commissions, dealer manager fees and due diligence expense reimbursements paid to Inland Securities Corporation, which re-allowed all or a portion of these amounts to soliciting dealers that are not related to Inland Securities Corporation .

From the effective date of the Offering through March 31, 2017, the net offering proceeds to us from the Offering and the DRP, after deducting the total expenses incurred described above, were approximately $32,103,000. As of March 31, 2017, we used $18,300,000 of these net proceeds to repay a portion of our debt which was originally incurred in connection with the purchase of real estate, approximately $752,000 in related costs associated with our purchase of real estate, of which approximately $63,000 was paid to related parties and approximately $1,013,000 to pay distributions. The remaining proceeds were held as cash at March 31, 2017.

Recent Sales of Unregistered Equity Securities

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

In the case of Ordinary Repurchases, we may repurchase shares beneficially owned by a stockholder continuously for at least one year and who purchased their shares from us or received their shares through a non-cash transfer, if requested, if we choose to repurchase them. However, in the event a stockholder is having all of his or her shares repurchased, our board may waive the one-year holding requirement for shares purchased under our DRP. We may make Ordinary Repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds from our DRP during that month to make Ordinary Repurchases; provided that, if we have excess funds during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making Ordinary Repurchases. Subject to funds being available, in the case of Ordinary Repurchases, we limit the number of shares repurchased during any calendar year to no more than 5% of the number of Class A Shares, Class T Shares and Class T-3 Shares outstanding on December 31st of the previous calendar year. In the event that we determine not to repurchase all of the shares presented during any month, including as a result of having insufficient funds or satisfying the 5% limit, to the extent we decide to repurchase shares, shares will be repurchased on a pro rata basis up to the limits described above. Any stockholder whose Ordinary Repurchase request has been partially accepted in a particular calendar month will have the remainder of his or her request included with all new repurchase requests we have received in the immediately following calendar month, unless he or she chooses to withdraw that request.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	May 9, 2017

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (Co-Principal Financial Officer)
Date:	May 9, 2017

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (Co-Principal Financial Officer and Principal Accounting Officer)
Date:	May 9, 2017

Exhibit Index

Exhibit No.	Description

3.1

Articles Supplementary of Inland Residential Properties Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

4.1

First Amendment to First Amended and Restated Agreement of Limited Partnership of Inland Residential Operating Partnership, L.P., dated February 2, 2017 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

4.2

Fourth Amended and Restated Distribution Reinvestment Plan, effective February 17, 2017 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

4.3

First Amendment to Amended and Restated Share Repurchase Program, effective March 9, 2017 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

10.1

Third Amended and Restated Dealer Manager Agreement, dated February 2, 2017 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

10.2	Third Amended Form of Soliciting Dealer Agreement (included as Exhibit A in Exhibit 10.1)

10.3

Second Amendment to Escrow Agreement, dated February 17, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2017 (file number 333-199129))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of  Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.