Form 10-Q
period 2017-06-30
Inland Residential Properties Trust, Inc.
filed 2017-08-08
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 1, 2017, there were 1,378,383 shares of the registrant’s Class A common stock, 391,506 shares of Class T common stock and 85,377 shares of Class T-3 common stock outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Assets:
Real estate:
Land	$7,794,219	$6,301,838
Building and other improvements	59,885,396	38,889,177
Total real estate	67,679,615	45,191,015
Less: accumulated depreciation	(2,682,959)	(1,822,971)
Net real estate	64,996,656	43,368,044
Cash and cash equivalents	17,168,529	9,038,642
Accounts and rents receivable	26,628	17,961
Acquired in place lease intangibles, net	532,994	—
Other assets	289,259	458,316
Total assets	$83,014,066	$52,882,963

LIABILITIES AND EQUITY
Liabilities:
Mortgages and note payable, net	$50,395,683	$27,447,459
Accounts payable and accrued expenses	427,425	232,736
Distributions payable	176,259	137,207
Due to related parties	6,116,366	5,684,753
Other liabilities	233,532	67,287
Total liabilities	57,349,265	33,569,442

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.001 par value, 320,000,000 shares authorized, 1,354,006 shares and 1,098,858 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,354	1,099
Class T common stock, $.001 par value, 40,000,000 shares authorized, 388,824 shares and 284,283 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	388	284
Class T-3 common stock, $.001 par value, 40,000,000 shares authorized, 79,362 shares and none issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	79	—
Additional paid in capital (net of offering costs of $10,046,720 and $8,268,768 as of June 30, 2017 and December 31, 2016, respectively)	34,456,882	25,539,970
Distributions and accumulated losses	(8,793,902)	(6,227,832)
Total stockholders’ equity	25,664,801	19,313,521
Total liabilities and stockholders’ equity	$83,014,066	$52,882,963

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income:
Rental income	$1,294,942	$917,059	$2,198,454	$1,760,295
Other property income	128,262	88,713	244,505	176,724
Total income	1,423,204	1,005,772	2,442,959	1,937,019

Expenses:
Property operating expenses	432,756	313,838	696,666	601,571
Real estate tax expense	164,056	87,528	253,999	174,553
General and administrative expenses	390,663	320,173	694,517	600,684
Business management fee	91,763	68,594	160,455	137,185
Acquisition related costs	30,266	—	71,479	—
Depreciation and amortization	609,311	450,466	978,707	1,072,825
Total expenses	1,718,815	1,240,599	2,855,823	2,586,818

Operating loss	(295,611)	(234,827)	(412,864)	(649,799)

Interest expense	(423,299)	(372,037)	(675,550)	(799,064)
Interest and other income	14,116	—	24,514	—

Net loss	$(704,794)	$(606,864)	$(1,063,900)	$(1,448,863)

Net loss per common share, basic and diluted	$(0.42)	$(0.88)	$(0.67)	$(2.61)

Weighted average number of common shares outstanding, basic and diluted	1,696,801	687,355	1,595,207	556,070

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Common Stock						Additional	Distributions and
	Class A		Class T		Class T-3		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 31, 2016	1,098,858	$1,099	284,283	$284	—	$—	$25,539,970	$(6,227,832)	$19,313,521
Proceeds from the offering	221,971	222	95,366	95	78,786	79	9,632,172	—	9,632,568
Offering costs	—	—	—	—	—	—	(1,777,952)	—	(1,777,952)
Discount on shares to related parties	—	—	—	—	—	—	24,530	—	24,530
Issuance of shares from distribution reinvestment plan	15,874	16	4,349	4	126	—	479,059	—	479,079
Distributions declared	—	—	—	—	—	—	—	(948,184)	(948,184)
Stock dividends issued	17,120	17	4,826	5	450	—	553,964	(553,986)	—
Net loss	—	—	—	—	—	—	—	(1,063,900)	(1,063,900)
Equity based compensation	183	—	—	—	—	—	5,139	—	5,139
Balance at June 30, 2017	1,354,006	$1,354	388,824	$388	79,362	$79	$34,456,882	$(8,793,902)	$25,664,801

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,063,900)	$(1,448,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	978,707	1,072,825
Amortization of debt issuance costs	5,950	68,465
Amortization of equity based compensation	5,139	6,076
Discount on shares issued to related parties	24,530	14,542
Changes in assets and liabilities:
Accounts payable and accrued expenses	238,845	(75,732)
Accounts and rents receivable	(28,076)	11,326
Due to related parties	219,235	193,098
Other liabilities	133,126	(21,122)
Other assets	(8,551)	279,964
Net cash flows provided by operating activities	505,005	100,579

Cash flows from investing activities:
Purchase of real estate	(22,936,173)	—
Capital expenditures	(20,166)	(4,300)
Net cash flows used in investing activities	(22,956,339)	(4,300)

Cash flows from financing activities:
Payment of mortgage	—	(15,363,817)
Proceeds from mortgages and note payable	23,000,000	—
Proceeds from offering	9,632,568	12,881,557
Payment of debt issuance costs	(57,726)	(329)
Distributions paid	(430,053)	(171,301)
Payment of offering costs	(1,563,568)	(1,705,396)
Net cash flows provided by (used in) financing activities	30,581,221	(4,359,286)

Net increase (decrease) in cash and cash equivalents	$8,129,887	$(4,263,007)
Cash and cash equivalents, at beginning of the period	9,038,642	5,281,172
Cash and cash equivalents, at end of period	$17,168,529	$1,018,165

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
In conjunction with the purchase of real estate, the Company acquired assets and assumed liabilities as follows:
Land	$1,492,382	$—
Building and other improvements	20,643,086	—
Furniture, fixtures and equipment	339,645	—
Acquired in place lease intangibles	645,035	—
Assumed assets and liabilities, net	(183,975)	—
Purchase of real estate	$22,936,173	$—

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$675,606	$737,305

Distributions payable	$176,259	$77,632

Accrued offering costs payable	$756,106	$532,231

Stock dividends issued	$553,986	$63,970

Common stock issued through distribution reinvestment plan	$479,079	$117,326

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

NOTE 1 - ORGANIZATION

The Company was formed on December 19, 2013 to primarily acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. The Company entered into a business management agreement (as amended, the “Business Management Agreement”) with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company. Substantially all of the Company’s business is conducted through Inland Residential Operating Partnership, L.P. (the “operating partnership”), of which the Company is the sole general partner. The Company elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the tax year ended December 31, 2015.

At June 30, 2017, the Company owned real estate consisting of two multi-family communities totaling 291 units.  The properties consist of 300,174 square feet of residential and 10,609 square feet of retail gross leasable area. During the six months ended June 30, 2017, the properties’ weighted average daily occupancy for residential was 95.5% and at June 30, 2017, 284 units, or 97.6% of the total residential units were leased.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 17, 2017, under the heading “Note 2 - Summary of Significant Accounting Policies.” There has been no change to the Company’s significant accounting policies during the six months ended June 30, 2017.

General

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods are presented. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently documenting the accounting implications, principles for recognition and measurement and presentation and disclosure requirements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has completed a preliminary review of this standard to identify and document specific areas that will be affected by its adoption. Once ASU No. 2016-02 becomes effective, the new revenue standard will apply to certain executory costs and other non-lease components even though the revenue for such activities are not separately stipulated in the tenant’s lease. Revenue from these items are recognized on a straight-line basis under current lease guidance and subsequently, will be recognized as the related services are delivered. The Company intends to implement the standard retrospectively with the cumulative effect (if any) recognized in retained earnings at the date of initial application.

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

Excluding DRP proceeds, the Company generated gross proceeds of $5,446,659, $2,284,009 and $1,901,900 from sales of its Class A Shares, Class T Shares and Class T-3 Shares, respectively, during the six months ended June 30, 2017. As of June 30, 2017, the Company had 1,354,006, 388,824 and 79,362 Class A Shares, Class T Shares and Class T-3 Shares outstanding, respectively.

For the six months ended June 30, 2017, the Company declared cash distributions of $948,184, paid total distributions of $909,132 and issued stock dividends of 22,396 shares to stockholders.

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

Distributions reinvested through the DRP were $479,079 and $117,326 for the six months ended June 30, 2017 and 2016, respectively.

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

There were no repurchases through the SRP for the six months ended June 30, 2017.

NOTE 4 – ACQUISITIONS

During the six months ended June 30, 2017, the property below was acquired through IRESI Vernon Hills Commons, L.L.C., the Company’s indirect wholly-owned subsidiary (the “Commons Subsidiary”), and financed by entering into, through the Commons Subsidiary, a seven-year mortgage loan for $13,800,000 and an eight-month mezzanine loan for $9,200,000 (the “Mezzanine Loan”).

2017 Acquisitions

Date Acquired	Property Name	Location	Total Number of Residential Units	Square Footage (a)	Purchase Price (b)
2nd Quarter
5/3/2017	Commons at Town Center	Vernon Hills, IL	85	105,442	$23,000,000
(a)	Does not include five units comprising 10,609 square feet of extended first floor retail space.
(b)	Total purchase price of property.

The acquisition of the Commons at Town Center was accounted for as an asset acquisition. For the six months ended June 30, 2017, the Company incurred $230,000 of total acquisition costs and fees, $158,521 of which were capitalized as the acquisition of net real

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

estate in the accompanying consolidated balance sheets and $71,479 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations.

For the property acquired during the six months ended June 30, 2017, the Company recorded revenue of $415,948 and property net income of $179,907.

The following table presents certain additional information regarding the Company’s acquisition during the six months ended June 30, 2017. The amounts recognized for major assets acquired as of the acquisition date are as follows:

2017
Land	$1,492,382
Building and other improvements	20,643,086
Furniture, fixtures and equipment	339,645
Acquired in place lease intangibles	645,035
Assumed assets and liabilities, net	(183,975)
Total	$22,936,173

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Intangible assets:
Acquired in place lease value	$645,035	$—
Accumulated amortization	(112,041)	—
Acquired lease intangibles, net	$532,994	$—

As of June 30, 2017, the weighted average amortization period for acquired in place lease intangibles is 1.9 years.

The portion of the purchase price allocated to acquired in place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

Amortization pertaining to acquired in place lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization recorded as amortization expense:	2017	2016	2017	2016
Acquired in place lease value	$112,041	$—	$112,041	$—

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2017 for each of the five succeeding years and thereafter is as follows:

Acquired In-Place Leases
2017 (remainder of year)	$288,836
2018	88,331
2019	85,035
2020	48,976
2021	21,816
Thereafter	—
Total	$532,994

NOTE 6 – MORTGAGES AND NOTE PAYABLE, NET

As of June 30, 2017 and December 31, 2016, the Company had the following mortgages and note payable:

	June 30, 2017		December 31, 2016
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Mortgages	$41,250,000	3.66%	$27,450,000	3.64%
Note payable	9,200,000	5.40%	—	—
Total debt before debt issuance costs	$50,450,000	3.97%	$27,450,000	3.64%
Unamortized debt issuance costs	(54,317)		(2,541)
Total debt	$50,395,683		$27,447,459

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding unamortized debt issuance costs was $50,450,000 and $27,450,000 as of June 30, 2017 and December 31, 2016, respectively, and its estimated fair value was $49,123,831 and $26,957,385 as of June 30, 2017 and December 31, 2016, respectively.

Mortgages

The mortgage loans require compliance with certain covenants such as debt service ratios, investment restrictions and distribution limitations.  As of June 30, 2017, the Company is in compliance with all financial covenants related to its mortgage loans.

Note Payable

The Mezzanine Loan has customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions including various customary events of default. The Sponsor has agreed to guarantee the obligations or liabilities of the Commons Subsidiary to lender under the Mezzanine Loan. The Company has not paid, and will not pay, any fees or other consideration to the Sponsor for this guarantee. As of June 30, 2017, the Company is in compliance with all financial covenants related to the Mezzanine Loan.

As of June 30, 2017, scheduled principal payments and maturities on the Company’s mortgages and note payable were as follows:

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	June 30, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgages	Maturity of Note Payable	Total
2017 (remainder of the year)	$—	$—	$—	$—
2018	—	—	9,200,000	9,200,000
2019	—	—	—	—
2020	—	—	—	—
2021	124,063	—	—	124,063
Thereafter	853,206	40,272,731	—	41,125,937
Total	$977,269	$40,272,731	$9,200,000	$50,450,000

NOTE 7 – DISTRIBUTIONS

The Company currently pays distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.003424658 per Class A Share, $0.002768493 per Class T Share and $0.003306849 per Class T-3 Share, based upon a 365-day year. The Company issued 22,396 in stock dividends during the six months ended June 30, 2017. The table below presents the distributions paid and declared for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Distributions paid	$488,222	$100,997	$909,132	$171,301
Distributions declared	$506,971	$211,247	$948,184	$342,522

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss for the three and six months ended June 30, 2017, 811 and 761 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss for the three and six months ended June 30, 2016, 518 and 234 shares, respectively were excluded from the computation of diluted EPS, because they would have been antidilutive.

NOTE 9 – EQUITY-BASED COMPENSATION

In accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”), restricted shares are issued to non-employee directors as compensation.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. At vesting, any restrictions on the shares lapse. The number of shares that may be issued under the RSP is limited to 5% of outstanding shares. Compensation expense associated with the director restricted shares is included in general and administrative expenses in the accompanying consolidated financial statements. Compensation expense under the RSP was $2,778 and $5,139 for the three and six months ended June 30, 2017, respectively. Compensation under the RSP was $3,316 and $6,076 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, the Company had $20,116 of unrecognized compensation cost related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.76 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2016	804	$18,334	$18,334
Granted	658	15,000	15,000
Vested	(183)	(4,167)	(4,167)
Forfeited	—	—	—
Outstanding at June 30, 2017	1,279	$29,167	$29,167

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment, multi-family real estate, as defined by U.S. GAAP for the three and six months ended June 30, 2017 and 2016.

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2017 and 2016.

		Three Months Ended June 30,		Six Months Ended June 30,		Amount Unpaid as of
		2017	2016	2017	2016	June 30, 2017	December 31, 2016
General and administrative reimbursements	(a)	$119,724	$166,333	$210,031	$257,796	$92,735	$80,386
Affiliate share purchase discounts	(b)	974	12	24,530	14,542	—	—
Total general and administrative costs		$120,698	$166,345	$234,561	$272,338	$92,735	$80,386

Acquisition related costs	(c)	$123,418	$—	$158,276	$—	$720,988	$686,250
Offering costs	(d)	$712,154	$724,809	$1,110,183	$1,274,616	$1,689,124	$1,476,746
Business management fee	(e)	$91,763	$68,594	$160,455	$137,185	$526,450	$365,995
Mortgage financing fee	(f)	$—	$—	$—	$—	$114,375	$114,375
Sponsor non-interest bearing advances	(g)	$—	$—	$—	$—	$2,950,000	$2,950,000

Property management fee		$61,409	$39,597	$100,554	$76,728	$—	$—
Property operating expenses		129,715	96,284	223,135	168,990	22,694	11,001
Total property operating expenses	(h)	$191,124	$135,881	$323,689	$245,718	$22,694	$11,001

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enable them to purchase shares of common stock at $22.81 per share. The Company sold 11,201 and 6,635 shares to affiliates during the six months ended June 30, 2017 and 2016, respectively.

(c)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.   The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to transactions occurring on or after August 8, 2016. The Business Manager and its affiliates continue to be reimbursed for acquisition related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement.  Of the $158,276 related party acquisition costs and fees, $120,040 were capitalized and classified in other assets in the accompanying consolidated balance sheets and $38,236 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations.  Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets.

(d)

The Company reimburses the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also receives selling commissions equal to 6.0% of the sale price for each Class A Share sold,  2.0% of the sale price for each Class T Share sold and 3.0% of the sale price for each Class T-3 Share sold and a dealer manager fee equal to 2.75% of the sale price for each Class A and Class T Share sold and 2.5% of the sale price for each Class T-3 Share sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company does not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and pays no or reduced selling commissions and dealer manager fees in connection with certain special sales. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share and Class T-3 Share sold in the Offering. The fee is not paid at the time of purchase. The Company accounts for the total fee as a charge to equity at the time each Class T Share or Class T-3 Share is sold in the Offering and records a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At June 30, 2017 and December 31, 2016, the unpaid fee equal to $475,643 and $335,327, respectively, was recorded in due to related parties in the accompanying consolidated balance sheets.

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

(unaudited)

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

NOTE 12 – OPERATING LEASES

The Company’s residential lease terms are generally for twelve months or less.  The retail lease terms range from 1 to 4 years. Minimum lease payments to be received under retail operating leases as of June 30, 2017 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2017 (remainder of year)	$135,425
2018	257,350
2019	254,650
2020	172,750
2021	78,120
Thereafter	—
Total	$898,295

NOTE 13 – SUBSEQUENT EVENTS

Cash distributions

The Company’s board of directors declared cash distributions payable to stockholders of record of Class A, Class T and Class T-3 Shares each day beginning on the close of business July 1, 2017 through the close of business December 31, 2017.  Through that date distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002768493 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. Distributions were paid monthly in arrears as follows.

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
June 2017	July 2017	$176,258	$94,758	4,031	$81,500
July 2017	August 2017	$186,955	$100,971	4,295	$85,984

 Acquisitions

The Company purchased the following property from an unaffiliated third party subsequent to June 30, 2017:

Date Acquired	Property Name	Location	Square Footage	Number of Units	Purchase Price
7/27/2017	Verandas at Mitylene	Montgomery, Alabama	376,968	332	$36,550,000

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Financing

Date	Property	Interest Rate (stated)	Principal Amount	Maturity Date
7/27/2017	Verandas at Mitylene	3.88%	$21,930,000	8/1/2027

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

•	We have incurred net losses on a U.S. GAAP basis for the three and six months ended June 30, 2017 and 2016 and for the year ended December 31, 2016;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•

The interest of later investors in our common stock will be diluted as a result of our payment of stock dividends that have been declared and will be further diluted if we make additional stock dividends;

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	The prior performance of programs sponsored by Inland Real Estate Investment Corporation (our “Sponsor”) should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	The number and value of real estate assets we acquire will depend, in part, on the net proceeds raised in our Offering;
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

The following discussion and analysis relates to the three and six months ended June 30, 2017 and 2016, respectively and as of June 30, 2017 and December 31, 2016, respectively. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in December 2013 to primarily acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. We expect that our real estate portfolio will consist primarily of “stabilized” Class A and Class B multi-family properties. We are managed by our Business Manager. Substantially all of our business is conducted through Inland Residential Operating Partnership, L.P. (the “operating partnership”), of which we are the sole general partner.  We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2015.

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

Company Highlights – Three Months Ended June 30, 2017

Acquisitions

During the three months ended June 30, 2017, we acquired, from an unaffiliated third party, a fee simple interest in a 105,442 square foot, 85-unit apartment community with a 10,609 square foot extended first floor retail space known as Commons at Town Center, located in Vernon Hills, Illinois.  The purchase price of the property was $23,000,000.

Financings

The acquisition was financed by obtaining a fixed rate mortgage loan and a short term mezzanine loan in an aggregate principal amount equal to $23,000,000.

Capital

Excluding DRP proceeds, we generated gross proceeds of approximately $2.4 million, $1.1 million and $1.8 million from sales of our Class A Shares, Class T Shares and Class T-3 Shares, respectively, during the three months ended June 30, 2017.

Select Property Information

As of June 30, 2017, we owned two communities located in two states consisting of 291 residential units.  In addition, we own ground level retail space totaling 10,609 square feet at one property.  We own and lease retail space at our properties when we believe the retail space will increase the attractiveness of our communities and add convenience to our residents. The table below presents information for each of our communities as of June 30, 2017.

Community	Location	Total Number of Residential Units	Average Rental Rate per Residential Unit (a)	2017 Residential Average Occupancy	Leased Residential Units	Purchase Price	Debt Balance	Interest Rate (b)
The Retreat at Market Square	Frederick, MD	206	$1,542	95.7%	201	$45,727,557	$27,450,000	3.64%
Commons at Town Center	Vernon Hills, IL	85	$1,921	95.1%	83	$23,000,000	$23,000,000	4.37%

(a)	Average rental rate per residential unit is for the last month of the period presented.
(b)	Weighted average interest rate as of June 30, 2017.

Our communities include garden-style apartments generally defined as properties with multiple one to three story buildings in landscaped settings and mid-rise apartments situated in more urban settings.  The following table sets forth a summary of our communities by building type as of June 30, 2017.

Type	Residential Units
Garden-style	206
Mid-rise	85

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our tenants
•	Interest on our mortgage loans	•	Proceeds from the Offering including the DRP
•	Interest and principal payments on our mezzanine loan	•	Proceeds from new mortgage loans
•	Property operating expenses
•	General and administrative expenses
•	Distributions to stockholders
•	Non-transaction based fees payable to our Business Manager and Real Estate Manager
•	Payment of offering costs

Long-term liquidity and capital needs such as:
•	Acquisition of real estate investments
•	Interest & principal payments on our mortgage loans
•	Payment of offering costs
•	Capital expenditures

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2017	2016	2017 vs. 2016
Net cash flows provided by operating activities	$505,005	$100,579	$404,426
Net cash flows used in investing activities	$(22,956,339)	$(4,300)	$(22,952,039)
Net cash flows provided by (used in) financing activities	$30,581,221	$(4,359,286)	$34,940,507

Operating activities

Cash provided by operating activities increased $0.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to payments made in 2016 related to our 2015 acquisition, cash generated from property operations from our recent acquisition and timing of payments.

Investing activities

	Six Months Ended June 30,		Change
	2017	2016	2017 vs. 2016
Purchase of real estate	$(22,936,173)	$—	$(22,936,173)
Capital expenditures	(20,166)	(4,300)	(15,866)
Net cash flows used in investing activities	$(22,956,339)	$(4,300)	$(22,952,039)

We used more cash in our investing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the acquisition of Commons at Town Center in 2017.

Financing activities

	Six Months Ended June 30,		Change
	2017	2016	2017 vs. 2016
Proceeds from offering net of offering costs	$8,069,000	$11,176,161	$(3,107,161)
Distributions paid	(430,053)	(171,301)	(258,752)
Total changes related to debt	22,942,274	(15,364,146)	38,306,420
Net cash provided by (used in) financing activities	$30,581,221	$(4,359,286)	$34,940,507

Cash provided by financing activities increased $34.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, we generated proceeds from the sale of our shares, net of offering costs paid, of approximately $8.1 million and $11.2 million, respectively. During the six months ended June 30, 2017, we obtained a mortgage loan and a mezzanine loan in an aggregate amount of $23.0 million to finance our acquisition.  During the six months ended June 30, 2016, we paid $15.4 million toward our mortgage loan. During the six months ended June 30, 2017 and 2016, we paid approximately $0.4 million and $0.2 million, respectively, in distributions.

Distributions

A summary of the cash distributions declared and paid, and cash flows provided by operations for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended June 30,
	2017	2016

Total cash distributions declared	$948,184	$342,522
Distributions declared per Class A Share (1)	$0.62	$0.62
Distributions declared per Class T Share (1)	$0.50	$0.50
Distributions declared per Class T-3 Share (1)	$0.60	$—

Total cash distributions paid (2)	$909,132	$288,627
Cash distributions paid	430,053	171,301
Distributions reinvested via DRP	479,079	117,326

Cash flow provided by operations	$505,005	$100,579
Net offering proceeds (3)	$8,069,000	$11,176,161

(1)

Per share amounts are based on weighted average number of Class A Shares, Class T Shares or Class T-3 shares outstanding, as applicable. For the six months ended June 30, 2017 and 2016, the distributions declared per Class T Share are less than the distributions declared per Class A Share by an amount equal to the distribution and stockholder servicing fee paid per Class T Share of $0.12. For the six months ended June 30, 2017, the distributions declared per Class T-3 Share are less than the distributions declared per Class A Share by an amount equal to $0.02. The remaining distribution and stockholder servicing fee per Class T-3 Share of approximately $0.10 will impact the estimated value per share of the Class T-3 Shares.

(2)	Approximately 44.5% and 65.2% of cash distributions paid for the six months ended June 30, 2017 and 2016, respectively, were paid from the net proceeds of our Offering.
(3)	The Offering commenced on February 17, 2015.

Results of operations

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2017 and 2016. This section describes and compares our results of operations for the three and six months ended June 30, 2017 and 2016. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of our property that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended June 30, 2017 and 2016

A total of one multi-family property was acquired on or before April 1, 2016 and represents our “same store” property during the three months ended June 30, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after April 1, 2016. For the three months ended June 30, 2017 and 2016, one property constituted a non-same store property. The following table presents the property net operating income broken out between same store and non-same store, prior to amortization of intangibles, interest, and depreciation and amortization for the three months ended June 30, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$1,294,942	$917,059	$377,883	$927,332	$917,059	$10,273	$367,610	$—	$367,610
Other property income	128,262	88,713	39,549	79,923	88,713	(8,790)	48,339	—	$48,339
Total income	$1,423,204	$1,005,772	$417,432	$1,007,255	$1,005,772	$1,483	$415,949	$—	$415,949

Property operating expenses	$432,756	$313,838	$118,918	$322,629	$313,838	$8,791	$110,127	—	$110,127
Real estate tax expense	164,056	87,528	76,528	87,596	87,528	68	76,460	—	76,460
Total property operating expenses	$596,812	$401,366	$195,446	$410,225	$401,366	$8,859	$186,587	$—	$186,587

Property net operating income	$826,392	$604,406	$221,986	$597,030	$604,406	$(7,376)	$229,362	$—	$229,362

General and administrative expenses	$(390,663)	$(320,173)	$(70,490)
Acquisition related costs	(30,266)	—	(30,266)
Business management fee	(91,763)	(68,594)	(23,169)
Depreciation and amortization	(609,311)	(450,466)	(158,845)
Interest expense	(423,299)	(372,037)	(51,262)
Interest and other income	14,116	—	14,116
Net loss	$(704,794)	$(606,864)	$(97,930)

Net loss. Net loss was $704,794 and $606,864 for the three months ended June 30, 2017 and 2016, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of our investment property owned during the three months ended June 30, 2017 with the results of the same investment property owned during the three months ended June 30, 2016 property net operating income decreased $7,376.  The decrease is primarily due to increased property operating expenses as a result of a common area painting project offset by increased property income due to increased occupancy.

“Non-same store” total property net operating income increased $229,362 during 2017 as compared to 2016. The increase is a result of acquiring an additional property after April 1, 2016. On a “non-same store” basis, total property income increased $415,949 and total property operating expenses increased $186,587 during the three months ended June 30, 2017 as compared to 2016 as a result of this acquisition.

General and Administrative expenses.  General and administrative expenses increased $70,490 in 2017 compared to 2016.  This increase is primarily due to growth in our portfolio.

Acquisition related costs.  Acquisition related expenses increased $30,266 in 2017 compared to 2016. The increase is attributed to our acquisition related activity.

Business management fee. Business management fees increased $23,169 in 2017 compared to 2016. The increase is due to the acquisition of one property which increased assets under management.

Depreciation and Amortization.  Depreciation and amortization increased $158,845 in 2017, as compared to 2016. The increase is primarily due to one acquisition in 2017.

Interest Expense.  Interest expense increased $51,262 in 2017 compared to 2016. The increase is primarily due to additional financing after April 1, 2016.

Interest and other income.  Interest and other income increased $14,116.  The increase is primarily due to higher interest earned as a result of higher cash balances in 2017 compared to 2016.

Comparison of the six months ended June 30, 2017 and 2016

A total of one multi-family property was acquired on or before January 1, 2016 and represents our “same store” property during the six months ended June 30, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2016. For the six months ended June 30, 2017 and 2016, one property constituted a non-same store property. The following table presents the property net operating income broken out between same store and non-same store, prior to amortization of intangibles, interest, and depreciation and amortization for the six months ended June 30, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$2,198,454	$1,760,295	$438,159	$1,830,845	$1,760,295	$70,550	$367,609	$—	$367,609
Other property income	244,505	176,724	67,781	196,166	176,724	19,442	48,339	—	48,339
Total income	$2,442,959	$1,937,019	$505,940	$2,027,011	$1,937,019	$89,992	$415,948	$—	$415,948

Property operating expenses	$696,666	$601,571	$95,095	$586,539	$601,571	$(15,032)	$110,127	—	$110,127
Real estate tax expense	253,999	174,553	79,446	177,539	174,553	2,986	76,460	—	76,460
Total property operating expenses	$950,665	$776,124	$174,541	$764,078	$776,124	$(12,046)	$186,587	$—	$186,587

Property net operating income	$1,492,294	$1,160,895	$331,399	$1,262,933	$1,160,895	$102,038	$229,361	$—	$229,361

General and administrative expenses	$(694,517)	$(600,684)	$(93,833)
Acquisition related costs	(71,479)	—	(71,479)
Business management fee	(160,455)	(137,185)	(23,270)
Depreciation and amortization	(978,707)	(1,072,825)	94,118
Interest expense	(675,550)	(799,064)	123,514
Interest and other income	24,514	—	24,514
Net loss	$(1,063,900)	$(1,448,863)	$384,963

Net loss.  Net loss was $1,063,900 and $1,448,863 for the six months ended June 30, 2017 and June 30, 2016, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of our investment property owned during the full six months ended June 30, 2017, with the results of the same investment properties owned during the full six months ended June 30, 2016, property net operating income increased $102,038. The increase is due to increased property income due to increased occupancy and markets rents, offset by decreased property operating expenses due primarily to a decrease in snow removal expense.

“Non-same store” total property net operating income increased $229,361 during 2017 as compared to 2016. The increase is a result of acquiring an additional property after January 1, 2016.

General and administrative expenses. General and administrative expenses increased $93,833 in 2017 compared to 2016. The increase is primarily due to the growth in our portfolio.

Acquisition related costs. Acquisition related expenses increased $71,479 in 2017 compared to 2016. The increase is attributed to our acquisition related activity.

Business management fee. Business management fees increased $23,270 in 2017 compared to 2016. The increase is due to the acquisition of one property which increased assets under management.

Depreciation and amortization.  Depreciation and amortization decreased $94,118 in 2017, as compared to 2016. This decrease is due primarily to The Retreat at Market Square’s acquired in place lease intangible becoming fully amortized in April 2016.

Interest Expense.  Interest expense decreased $123,514 in 2017 compared to 2016. The decrease is due to pay down of debt, partially offset by recent financings.

Interest and other income.  Interest and other income increased $24,514.  The increase is primarily due to higher interest earned as a result of higher cash balances in 2017 compared to 2016.

Critical Accounting Policies

Disclosures discussing all significant accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 17, 2017, under the heading “Critical Accounting Policies”. There have been no changes to our critical accounting policies during the three months ended June 30, 2017.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 13 – “Subsequent Events” which is included in our June 30, 2017 Notes to Consolidated Financial Statements in Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2017, we had outstanding debt of approximately $50.5 million, excluding unamortized debt issuance costs. The weighted average interest rate was 3.97%. With regard to fixed rate financing, interest rate fluctuations generally affect the fair value, but not our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until their maturity or earlier prepayment.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

We have incurred a net loss on a U.S. GAAP basis for the six months ended June 30, 2017.

We incurred a net loss on a U.S. GAAP basis for the three and six months ended June 30, 2017 of approximately $0.7 million and $1.1 million, respectively. Our loss can be attributed, in part, to property operating, interest, general and administrative expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in December 2013 and, as of June 30, 2017, acquired two multi-family communities. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated sufficient cash flow from operations to fund distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions we have paid and will likely continue to pay distributions from the net proceeds of our Offering and DRP or other sources. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering and DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during November 2015. Of the cash distributions paid to stockholders through June 30, 2017, 68% ($1.2 million) have been paid from the net proceeds of our Offering and DRP. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

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

From the effective date of the Offering through June 30, 2017, we had sold the following securities in the Offering and the DRP for the following aggregate offering proceeds:

•	1,289,196 Class A Shares, 375,556 Class T Shares and 78,786 Class T-3 Shares, equal to $42,565,495 in aggregate gross offering proceeds, in the reasonable best efforts Offering.

•	32,305 Class A Shares, 6,528 Class T Shares and 126 Class T-3 Shares, equal to $919,000 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through June 30, 2017, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$3,619,613
Offering costs paid to non-related parties	3,154,914
Total offering costs paid	$6,774,527

(1)

“Offering costs to related parties” include selling commissions, dealer manager fees and due diligence expense reimbursements paid to Inland Securities Corporation, which re-allowed all or a portion of these amounts to soliciting dealers that are not related to Inland Securities Corporation.

From the effective date of the Offering through June 30, 2017, the net offering proceeds to us from the Offering and the DRP, after deducting the total expenses incurred described above, were approximately $36,709,000. As of June 30, 2017, we used $18,300,000 of these net proceeds to repay a portion of our debt which was originally incurred in connection with the purchase of real estate, approximately $919,000 in related costs associated with our purchase of real estate, of which approximately $63,000 was paid to related parties and approximately $1,234,000 to pay distributions. The remaining proceeds were held as cash at June 30, 2017.

Recent Sales of Unregistered Equity Securities

On June 20, 2017, we issued 658 restricted Class A Shares to our independent directors pursuant to our Employee and Director Incentive Restricted Share Plan, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of June 20, 2017, subject to certain exceptions. No sales commissions or other consideration was paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	August 8, 2017

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (Co-Principal Financial Officer)
Date:	August 8, 2017

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (Co-Principal Financial Officer and Principal Accounting Officer)
Date:	August 8, 2017

Exhibit Index

Exhibit No.	Description

10.1

Agreement of Sale and Purchase, dated February 9, 2017, by and between Inland Real Estate Acquisitions, Inc. and VHTC Lot 10 LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.2

First Amendment to Agreement of Sale and Purchase, dated April 17, 2017, by and between Inland Real Estate Acquisitions, Inc. and VHTC Lot 10 LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.3

Assignment and Assumption of Purchase and Sale Contract, dated May 3, 2017, by and between Inland Real Estate Acquisitions, Inc. and IRESI Vernon Hills Commons, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.4

Assignment and Assumption of Leases, dated May 3, 2017, by and between IRESI Vernon Hills Commons, L.L.C. and VHTC Lot 10 LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.5

Loan Agreement, dated May 3, 2017, by and between IRESI Vernon Hills Commons, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.6

Secured Promissory Note, dated May 3, 2017, by IRESI Vernon Hills Commons, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.7

Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated May 3, 2017, by IRESI Vernon Hills Commons, L.L.C. to Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.8

Assignment of Leases and Rents, dated May 3, 2017, by IRESI Vernon Hills Commons, L.L.C. to Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.9

Security Agreement, dated May 3, 2017, by and between IRESI Vernon Hills Commons, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.10

Guaranty, dated May 3, 2017, by Inland Residential Properties Trust, Inc. in favor of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.11

Environmental Indemnity Agreement, dated May 3, 2017, made by IRESI Vernon Hills Commons, L.L.C. and Inland Residential Properties Trust, Inc. in favor of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.12

Mezzanine Pledge and Security Agreement, dated May 3, 2017, by and between Inland Residential Operating Partnership, L.P. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

Exhibit No.	Description
10.13

Mezzanine Guaranty Agreement, dated May 3, 2017, by Inland Real Estate Investment Corporation for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.14

Mezzanine Promissory Note, dated May 3, 2017, by IRESI Vernon Hills Commons, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on August 8, 2017 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of  Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.