Form 10-Q
period 2017-09-30
Inland Residential Properties Trust, Inc.
filed 2017-11-07
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of October 31, 2017, there were 1,440,253 shares of the registrant’s Class A common stock, 401,754 shares of Class T common stock and 179,287 shares of Class T-3 common stock outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Assets:
Real estate:
Land	$9,845,410	$6,301,838
Building and other improvements	93,889,256	38,889,177
Total real estate	103,734,666	45,191,015
Less: accumulated depreciation	(3,476,700)	(1,822,971)
Net real estate	100,257,966	43,368,044
Cash and cash equivalents	3,125,185	9,038,642
Accounts and rents receivable	43,481	17,961
Acquired in place lease intangibles, net	730,999	—
Other assets	453,652	458,316
Total assets	$104,611,283	$52,882,963

LIABILITIES AND EQUITY
Liabilities:
Mortgages and note payable, net	$69,903,047	$27,447,459
Accounts payable and accrued expenses	944,218	232,736
Distributions payable	190,834	137,207
Due to related parties	6,275,230	5,684,753
Other liabilities	171,559	67,287
Total liabilities	77,484,888	33,569,442

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.001 par value, 320,000,000 shares authorized, 1,420,776 shares and 1,098,858 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,420	1,099
Class T common stock, $.001 par value, 40,000,000 shares authorized, 399,285 shares and 284,283 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	399	284
Class T-3 common stock, $.001 par value, 40,000,000 shares authorized, 147,805 shares and none issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	148	—
Additional paid in capital (net of offering costs of $10,538,615 and $8,268,768 as of September 30, 2017 and December 31, 2016, respectively)	37,519,623	25,539,970
Distributions and accumulated losses	(10,395,195)	(6,227,832)
Total stockholders’ equity	27,126,395	19,313,521
Total liabilities and stockholders’ equity	$104,611,283	$52,882,963

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income:
Rental income	$2,055,873	$905,464	$4,254,327	$2,665,759
Other property income	229,634	87,204	474,139	263,928
Total income	2,285,507	992,668	4,728,466	2,929,687

Expenses:
Property operating expenses	722,891	299,274	1,419,557	900,845
Real estate tax expense	244,451	90,283	498,450	264,836
General and administrative expenses	350,982	201,349	1,045,499	802,033
Business management fee	158,154	68,665	318,609	205,850
Acquisition related costs	16,484	—	87,963	—
Depreciation and amortization	1,153,501	378,531	2,132,208	1,451,356
Total expenses	2,646,463	1,038,102	5,502,286	3,624,920

Operating loss	(360,956)	(45,434)	(773,820)	(695,233)

Interest expense	(677,534)	(322,478)	(1,353,084)	(1,121,542)
Interest and other income	6,393	—	30,907	—

Net loss	$(1,032,097)	$(367,912)	$(2,095,997)	$(1,816,775)

Net loss per common share, basic and diluted	$(0.55)	$(0.39)	$(1.24)	$(2.65)

Weighted average number of common shares outstanding, basic and diluted	1,885,318	942,839	1,692,974	685,934

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Common Stock						Additional	Distributions and
	Class A		Class T		Class T-3		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 31, 2016	1,098,858	$1,099	284,283	$284	—	$—	$25,539,970	$(6,227,832)	$19,313,521
Proceeds from the offering	282,677	282	103,570	103	146,623	147	12,965,923	—	12,966,455
Offering costs	—	—	—	—	—	—	(2,269,847)	—	(2,269,847)
Discount on shares to related parties	—	—	—	—	—	—	24,530	—	24,530
Issuance of shares from distribution reinvestment plan	25,255	25	7,030	7	744	1	777,117	—	777,150
Shares repurchased	(3,317)	(3)	(424)	—	—	—	(80,812)	—	(80,815)
Distributions declared	—	—	—	—	—	—	—	(1,517,491)	(1,517,491)
Stock dividends issued	17,120	17	4,826	5	438	—	553,853	(553,875)	—
Net loss	—	—	—	—	—	—	—	(2,095,997)	(2,095,997)
Equity based compensation	183	—	—	—	—	—	8,889	—	8,889
Balance at September 30, 2017	1,420,776	$1,420	399,285	$399	147,805	$148	$37,519,623	$(10,395,195)	$27,126,395

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,095,997)	$(1,816,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,132,208	1,451,356
Amortization of debt issuance costs	18,888	102,698
Amortization of equity based compensation	8,889	10,920
Discount on shares issued to related parties	24,530	19,356
Changes in assets and liabilities:
Accounts payable and accrued expenses	295,328	(74,984)
Accounts and rents receivable	(44,929)	15,082
Due to related parties	410,670	227,083
Other liabilities	36,332	6,637
Other assets	93,182	66,086
Net cash flows provided by operating activities	879,101	7,459

Cash flows from investing activities:
Purchase of real estate	(59,288,960)	—
Capital expenditures	(60,328)	(101,318)
Net cash flows used in investing activities	(59,349,288)	(101,318)

Cash flows from financing activities:
Payment of mortgage and note payable	(2,200,000)	(18,300,000)
Proceeds from mortgages and note payable	44,930,000	—
Proceeds from offering	12,966,455	18,741,902
Payment of debt issuance costs	(293,300)	(329)
Distributions paid	(686,715)	(297,691)
Shares repurchased	(80,815)	—
Payment of offering costs	(2,078,895)	(2,482,210)
Net cash flows provided by (used in) financing activities	52,556,730	(2,338,328)

Net decrease in cash and cash equivalents	$(5,913,457)	$(2,432,187)
Cash and cash equivalents, at beginning of the period	9,038,642	5,281,172
Cash and cash equivalents, at end of period	$3,125,185	$2,848,985

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
In conjunction with the purchase of real estate, the Company acquired assets and assumed liabilities as follows:
Land	$3,543,573	$—
Building and other improvements	53,188,092	—
Furniture, fixtures and equipment	1,767,003	—
Acquired in place lease intangibles	1,194,134	—
Assumed assets and liabilities, net	(403,842)	—
Purchase of real estate	$59,288,960	$—

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$1,406,141	$1,028,884

Distributions payable	$190,834	$103,354

Accrued offering costs payable	$732,675	$461,312

Stock dividends issued	$553,875	$119,788

Common stock issued through distribution reinvestment plan	$777,150	$256,050

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

At September 30, 2017, the Company owned real estate consisting of three multi-family communities totaling 623 units.  The properties consist of 677,142 square feet of residential and 10,609 square feet of retail gross leasable area. During the nine months ended September 30, 2017, the properties’ weighted average daily occupancy for residential was 92.1% and at September 30, 2017, 590 units, or 94.7% of the total residential units were leased. At September 30, 2017, 100% of the retail units were occupied.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 17, 2017, under the heading “Note 2 - Summary of Significant Accounting Policies.” There has been no change to the Company’s significant accounting policies during the nine months ended September 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The Company anticipates that it will be required to bifurcate certain lease revenues between lease and non-lease components. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company expects to adopt the guidance on a modified retrospective basis and upon adoption of the Leases guidance, non-lease components of new, extended or modified leases, including common area maintenance reimbursements, will be accounted for under the Revenue from Contracts with Customers guidance as described below.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Once ASU No. 2016-02 becomes effective, the new revenue standard will apply to certain executory costs and other non-lease components even though the revenue for such activities are not separately stipulated in the tenant’s lease. The Company is currently evaluating the specific revenue streams that could be most significantly impacted by this ASU and expects that the revenue recognition from these activities and other miscellaneous income will be generally consistent with current recognition methods, and therefore does not expect material changes to the consolidated financial statements as a result of adoption. Common area reimbursements to be impacted by ASU No. 2014-09 will not be addressed until the Company's adoption of ASU No. 2016-02, considering its revisions to accounting for common area maintenance described above.

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

Excluding DRP proceeds, the Company generated gross proceeds of $6,946,458, $2,480,508 and $3,539,489 from sales of its Class A Shares, Class T Shares and Class T-3 Shares, respectively, during the nine months ended September 30, 2017. As of September 30, 2017, the Company had 1,420,776, 399,285 and 147,805 Class A Shares, Class T Shares and Class T-3 Shares outstanding, respectively.

For the nine months ended September 30, 2017, the Company declared cash distributions of $1,517,491, paid total distributions of $1,463,865 and issued stock dividends of 22,384 shares to stockholders.

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

Distributions reinvested through the DRP were $777,150 and $256,050 for the nine months ended September 30, 2017 and 2016, respectively.

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

Repurchases through the SRP were $71,649 for Class A Shares and $9,166 for Class T Shares in the nine months ended September 30, 2017. There were no repurchases through the SRP in the nine months ended September 30, 2016.

NOTE 4 – ACQUISITIONS

During the nine months ended September 30, 2017, the Company, through its wholly owned subsidiaries, acquired the properties listed below from unaffiliated third parties. The Commons at Town Center was financed by entering into a seven-year mortgage loan for $13,800,000 and an eight-month note payable for $9,200,000. Verandas at Mitylene was funded with the proceeds of a ten–year mortgage loan for approximately $21,900,000 and offering proceeds of approximately $14,700,000.

2017 Acquisitions

Date Acquired	Property Name	Location	Total Number of Residential Units	Square Footage		Purchase Price (b)
2nd Quarter
5/3/2017	Commons at Town Center	Vernon Hills, IL	85	105,442	(a)	$23,000,000
3rd Quarter
7/27/2017	Verandas at Mitylene	Montgomery, AL	332	376,968		$36,550,000

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(a)	Total does not include five units comprising 10,609 square feet of extended first floor retail space.
(b)	Contractual purchase price excluding closing credits.

The acquisitions were accounted for as asset acquisitions. For the nine months ended September 30, 2017, the Company incurred $318,780 of total acquisition costs, $230,817 of which were capitalized as the acquisition of net real estate in the accompanying consolidated balance sheets and $87,963 of acquisition, dead deal and transaction related costs that are recorded in acquisition related costs in the accompanying consolidated statements of operations.

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2017. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

For the Nine Months Ended September 30,
2017
Land	$3,543,573
Building and other improvements	53,188,092
Furniture, fixtures and equipment	1,767,003
Acquired in place lease intangibles	1,194,134
Assumed assets and liabilities, net	(403,842)
Total	$59,288,960

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Intangible assets:
Acquired in place lease value	$1,194,134	$—
Accumulated amortization	(463,135)	—
Acquired lease intangibles, net	$730,999	$—

As of September 30, 2017, the weighted average amortization period for acquired in place lease intangibles is 1.3 years.

The portion of the purchase price allocated to acquired in place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

Amortization pertaining to acquired in place lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization recorded as amortization expense:	2017	2016	2017	2016
Acquired in place lease value	$351,094	$—	$463,135	$—

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2017 for each of the five succeeding years and thereafter is as follows:

Acquired In-Place Leases
2017 (remainder of year)	$395,325
2018	179,847
2019	85,035
2020	48,976
2021	21,816
Thereafter	—
Total	$730,999

NOTE 6 – MORTGAGES AND NOTE PAYABLE, NET

As of September 30, 2017 and December 31, 2016, the Company had the following mortgages and note payable:

			September 30, 2017		December 31, 2016
Type of Debt	Maturity Date	Interest Rate per Annum	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Mortgage -The Retreat at Market Square	September 30, 2023	3.64%	$27,450,000		$27,450,000	3.64%
Mortgage - Commons at Town Center	May 3, 2024	3.69%	13,800,000		—
Mortgage - Verandas at Mitylene	August 1, 2027	3.88%	21,930,000		—
Total Mortgages			$63,180,000	3.73%	$27,450,000	3.64%
Note Payable - Commons at Town Center	January 3, 2018	5.40%	7,000,000	5.40%	—	—
Total debt before debt issuance costs			$70,180,000	3.90%	$27,450,000	3.64%
Unamortized debt issuance costs			(276,953)		(2,541)
Total debt			$69,903,047		$27,447,459

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding unamortized debt issuance costs was $70,180,000 and $27,450,000 as of September 30, 2017 and December 31, 2016, respectively, and its estimated fair value was $69,197,574 and $26,957,385 as of September 30, 2017 and December 31, 2016, respectively.

Mortgages

The mortgage loans require compliance with certain covenants such as debt service ratios, investment restrictions and distribution limitations.  As of September 30, 2017, the Company is in compliance with all financial covenants related to its mortgage loans.

Note Payable

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The note payable has customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions including various customary events of default. The Sponsor has agreed to guarantee the obligations or liabilities of the Company’s subsidiary to lender under the note payable. The Company has not paid, and will not pay, any fees or other consideration to the Sponsor for this guarantee. As of September 30, 2017, the Company is in compliance with all financial covenants related to the note payable. For the three month period ending September 30, 2017, the Company paid $2,200,000 to reduce the principal balance on the note payable.

As of September 30, 2017, scheduled principal payments and maturities on the Company’s mortgages and note payable were as follows:

	September 30, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgages	Maturity of Note Payable	Total
2017 (remainder of the year)	$—	$—	$—	$—
2018	—	—	7,000,000	7,000,000
2019	—	—	—	—
2020	—	—	—	—
2021	124,063	—	—	124,063
Thereafter	853,206	62,202,731	—	63,055,937
Total	$977,269	$62,202,731	$7,000,000	$70,180,000

The weighted average years to maturity for the Company’s debt is 6.75 years.

NOTE 7 – DISTRIBUTIONS

The Company currently pays distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.003424658 per Class A Share, $0.002768493 per Class T Share and $0.003306849 per Class T-3 Share, based upon a 365-day year. The Company issued 22,384 in stock dividends during the nine months ended September 30, 2017. The table below presents the distributions paid and declared for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Distributions paid	$554,733	$382,440	$1,463,865	$553,741
Distributions declared	$569,307	$290,835	$1,517,491	$633,357

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss for the three and nine months ended September 30, 2017, 479 and 843 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss for the three and nine months ended September 30, 2016, 468 and 340 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

NOTE 9 – EQUITY-BASED COMPENSATION

In accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”), restricted shares are issued to non-employee directors as compensation.

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

period. At vesting, any restrictions on the shares lapse. The number of shares that may be issued under the RSP is limited to 5% of outstanding shares. Compensation expense associated with the director restricted shares is included in general and administrative expenses in the accompanying consolidated financial statements. Compensation expense under the RSP was $3,750 and $8,889 for the three and nine months ended September 30, 2017, respectively. Compensation under the RSP was $4,844 and $10,920 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the Company had $16,366 of unrecognized compensation cost related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.60 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2016	804	$18,334	$18,334
Granted	658	15,000	15,000
Vested	(183)	(4,167)	(4,167)
Forfeited	—	—	—
Outstanding at September 30, 2017	1,279	$29,167	$29,167

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment, multi-family real estate, as defined by U.S. GAAP for the three and nine months ended September 30, 2017 and 2016.

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2017 and 2016.

		Three Months Ended September 30,		Nine Months Ended September 30,		Amount Unpaid as of
		2017	2016	2017	2016	September 30, 2017	December 31, 2016
General and administrative reimbursements	(a)	$113,404	$57,023	$323,436	$314,819	$112,709	$80,386
Affiliate share purchase discounts	(b)	—	4,814	24,530	19,356	—	—
Total general and administrative costs		$113,404	$61,837	$347,966	$334,175	$112,709	$80,386

Acquisition related costs	(c)	$41,714	$—	$200,061	$—	$698,835	$686,250
Offering costs	(d)	$341,566	$622,450	$1,451,749	$1,897,066	$1,656,554	$1,476,746
Business management fee	(e)	$158,154	$68,665	$318,609	$205,850	$684,604	$365,995
Mortgage financing fee	(f)	$—	$—	$—	$—	$114,375	$114,375
Sponsor non-interest bearing advances	(g)	$—	$—	$—	$—	$2,950,000	$2,950,000

Property management fee		$83,654	$40,987	$184,208	$117,715	$—	$—
Property operating expenses		218,509	85,357	348,223	254,347	58,153	11,001
Total property operating expenses	(h)	$302,163	$126,344	$532,431	$372,062	$58,153	$11,001

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enable them to purchase shares of common stock at $22.81 per share. The Company sold 11,201 and 8,838 shares to affiliates during the nine months ended September 30, 2017 and 2016, respectively.

(c)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.   The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to transactions occurring on or after August 8, 2016. The Business Manager and its affiliates continue to be reimbursed for acquisition related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement.  Of the $200,061 related party acquisition costs and fees, $145,270 were capitalized in the accompanying consolidated balance sheets and $54,791 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations.  Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets.

(d)

The Company reimburses the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also receives selling commissions equal to 6.0% of the sale price for each Class A Share sold,  2.0% of the sale price for each Class T Share sold and 3.0% of the sale price for each Class T-3 Share sold and a dealer manager fee equal to 2.75% of the sale price for each Class A and Class T Share sold and 2.5% of the sale price for each Class T-3 Share sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company does not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and pays no or reduced selling commissions and dealer manager fees in connection with certain special sales. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. Other organization and offering expenses, excluding selling commissions and dealer manager fees, will not exceed 2.0% of the gross offering proceeds. To the extent that all other organization and offering expenses exceed the maximum expense cap, the excess expenses will be paid by the Business Manager with no recourse to the Company. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses. The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share and Class T-3 Share sold in the Offering. The fee is not paid at the time of purchase. The Company accounts for the total fee as a charge to equity at the time each Class T Share or Class T-3 Share is sold in the Offering and records a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At September 30, 2017 and December 31, 2016, the unpaid fee equal to $509,356 and $335,327, respectively, was recorded in due to related parties in the accompanying consolidated balance sheets.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

NOTE 12 – OPERATING LEASES

The Company’s residential lease terms are generally for twelve months or less.  The retail lease terms range from 1 to 4 years. Minimum lease payments to be received under retail operating leases as of September 30, 2017 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2017 (remainder of year)	$67,713
2018	257,350
2019	254,650
2020	172,750
2021	78,119
Thereafter	—
Total	$830,582

NOTE 13 – SUBSEQUENT EVENTS

Note Payable

Subsequent to September 30, 2017, the Company paid $2,000,000 to reduce the principal balance on the note payable.

Cash distributions

The Company’s board of directors declared cash distributions payable to stockholders of record of Class A, Class T and Class T-3 Shares each day beginning on the close of business October 1, 2017 through the close of business February 28, 2018.  Through that date distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002768493 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. Distributions were paid monthly in arrears as follows.

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
September 2017	October 2017	$190,907	$101,608	4,325	$89,299
October 2017	November 2017	$204,163	$106,270	4,525	$97,893

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

•

Based on sales volume to date, we expect to raise substantially less than the maximum offering amount in our Offering which will continue until February 16, 2018. Because we expect to raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders' investment to vary more widely with the performance of specific assets, and cause our fixed operating expenses to constitute a greater percentage of our gross income. Raising fewer proceeds in our Offering, therefore, increases the risk that our stockholders will not receive a full return of their investment.

•

We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016;

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

The following discussion and analysis relates to the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in December 2013 to primarily acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. We expect that our real estate portfolio will consist primarily of “stabilized” Class A and Class B multi-family properties. We are managed by our Business Manager. Substantially all of our business is conducted through Inland Residential Operating Partnership, L.P. (the “operating partnership”), of which we are the sole general partner.  We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2015.

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

Company Highlights – Three Months Ended September 30, 2017

Acquisitions

During the three months ended September 30, 2017, we acquired a fee simple interest in a 376,968 square foot apartment community known as the Verandas at Mitylene located in Montgomery, Alabama. We purchased the Verandas at Mitylene for approximately $36.6 million, plus closing costs.

Financings

The acquisition of Verandas at Mitylene was financed by obtaining a mortgage loan, secured by the property, in an aggregate principal amount equal to approximately $21.9 million, and the remaining purchase price was funded with offering proceeds.

For the three months ended September 30, 2017, we paid $2.2 million towards the note payable that partially funded the acquisition of Commons at Town Center.

Capital

Excluding DRP proceeds, we generated gross proceeds of approximately $1.5 million, $0.2 million and $1.6 million from sales of our Class A Shares, Class T Shares and Class T-3 Shares, respectively, during the three months ended September 30, 2017.

Select Property Information

As of September 30, 2017, we owned three communities located in three states consisting of 623 residential units.  In addition, we own ground level retail space totaling 10,609 square feet at one property.  We own and lease retail space at our properties when we believe the retail space will increase the attractiveness of our communities and add convenience to our residents. The table below presents information for each of our communities as of September 30, 2017.

Community	Location	Total Number of Residential Units	Average Rental Rate per Residential Unit (a)	2017 Residential Average Occupancy	Leased Residential Units	Purchase Price	Debt Balance	Interest Rate (b)
The Retreat at Market Square	Frederick, MD	206	$1,539	93.2%	196	$45,727,557	$27,450,000	3.64%
Commons at Town Center	Vernon Hills, IL	85	1,931	91.8%	79	23,000,000	20,800,000	4.37%
Verandas at Mitylene	Montgomery, AL	332	903	91.6%	315	36,550,000	21,930,000	3.88%
	Total	623	$1,255		590	$105,277,557	$70,180,000

(a)	Average rental rate per residential unit is for the last month of the period presented.
(b)	Weighted average interest rate as of September 30, 2017.

Our communities include garden-style apartments generally defined as properties with multiple one to three story buildings in landscaped settings and mid-rise apartments situated in more urban settings.  The following table sets forth a summary of our communities by building type as of September 30, 2017.

Type	Residential Units
Garden-style	538
Mid-rise	85

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our tenants
•	Interest on our mortgage loans	•	Proceeds from the Offering including the DRP
•	Interest and principal payments on our note payable	•	Proceeds from new mortgage loans
•	Property operating expenses
•	General and administrative expenses
•	Distributions to stockholders
•	Non-transaction based fees payable to our Business Manager and Real Estate Manager
•	Payment of offering costs
•	Repurchases of shares under the SRP

Long-term liquidity and capital needs such as:
•	Acquisition of real estate investments
•	Interest & principal payments on our mortgage loans
•	Payment of offering costs
•	Capital expenditures
•	Repurchases of shares under the SRP

As we continue our capital raising efforts, a majority of the net proceeds will be used to repay the outstanding balance on the note payable. The Sponsor has agreed to guarantee the obligations or liabilities of our subsidiary to lender under our note payable. In the event the amount raised is insufficient to repay the remaining balance owed at maturity, we will rely on the Sponsor guarantee to pay off any remaining amount due.  Amounts paid on our behalf would become due to the Sponsor and would not bear interest or have a defined due date.  The amount would be repaid with future operating proceeds or upon sale of our assets, which would reduce the amount of cash we have available to pay distributions or fund operations.

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2017	2016	2017 vs. 2016
Net cash flows provided by operating activities	$879,101	$7,459	$871,642
Net cash flows used in investing activities	$(59,349,288)	$(101,318)	$(59,247,970)
Net cash flows provided by (used in) financing activities	$52,556,730	$(2,338,328)	$54,895,058

Operating activities

Cash provided by operating activities increased $0.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to payments made in 2016 related to our 2015 acquisition, cash generated from property operations from our recent acquisitions and timing of payments.

Investing activities

	Nine Months Ended September 30,		Change
	2017	2016	2017 vs. 2016
Purchase of real estate	$(59,288,960)	$—	$(59,288,960)
Capital expenditures	(60,328)	(101,318)	40,990
Net cash flows used in investing activities	$(59,349,288)	$(101,318)	$(59,247,970)

We used more cash in our investing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the acquisition of Commons at Town Center and Verandas at Mitylene in 2017.

Financing activities

	Nine Months Ended September 30,		Change
	2017	2016	2017 vs. 2016
Proceeds from offering net of offering costs	$10,887,560	$16,259,692	$(5,372,132)
Distributions paid	(686,715)	(297,691)	(389,024)
Shares repurchased	(80,815)	—	(80,815)
Total changes related to debt	42,436,700	(18,300,329)	60,737,029
Net cash provided by (used in) financing activities	$52,556,730	$(2,338,328)	$54,895,058

Cash provided by financing activities increased $54.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, we generated proceeds from the sale of our shares, net of offering costs paid, of approximately $10.9 million and $16.3 million, respectively. During the nine months ended September 30, 2017, we obtained mortgage loans and a note payable in an aggregate amount of $44.9 million to finance our acquisitions and paid $2.2 million toward our note payable.  During the nine months ended September 30, 2016, we paid $18.3 million toward our mortgage loan. During the nine months ended September 30, 2017 and 2016, we paid approximately $0.7 million and $0.3 million, respectively, in distributions and repurchased $80,815 of shares in 2017.

Distributions

A summary of the cash distributions declared and paid, and cash flows provided by operations for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended September 30,
	2017	2016

Total cash distributions declared	$1,517,491	$633,357
Distributions declared per Class A Share (1)	$0.94	$0.94
Distributions declared per Class T Share (1)	$0.76	$0.76
Distributions declared per Class T-3 Share (1)	$0.90	$—

Total cash distributions paid (2)	$1,463,865	$553,741
Cash distributions paid	686,715	297,691
Distributions reinvested via DRP	777,150	256,050

Cash flow provided by operations	$879,101	$7,459
Net offering proceeds (3)	$10,887,560	$16,259,692

(1)

Per share amounts are based on weighted average number of Class A Shares, Class T Shares or Class T-3 shares outstanding, as applicable. For the nine months ended September 30, 2017 and 2016, the distributions declared per Class T Share are less than the distributions declared per Class A Share by an amount equal to the distribution and stockholder servicing fee paid per Class T Share of $0.18. For the nine months ended September 30, 2017, the distributions declared per Class T-3 Share are less than the distributions declared per Class A Share by an amount equal to $0.03, which represents a portion of the distribution and stockholder servicing fee. The remaining distribution and stockholder servicing fee per Class T-3 Share of approximately $0.15 will impact the estimated value per share of the Class T-3 Shares.

(2)	Approximately 39.9% and 98.7% of cash distributions paid for the nine months ended September 30, 2017 and 2016, respectively, were paid from the net proceeds of our Offering.
(3)	The Offering commenced on February 17, 2015.

Results of operations

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2017 and 2016.

These sections describe and compare our results of operations for the three and nine months ended September 30, 2017 and 2016. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of our property that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended September 30, 2017 and 2016

A total of one multi-family property was acquired on or before July 1, 2016 and represents our “same store” property during the three months ended September 30, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after July 1, 2016. For the three months ended September 30, 2017 and 2016, two properties constituted non-same store properties. The following table presents property net operating income broken out between same store and non-same store, prior to amortization of intangibles, interest, and depreciation and amortization for the three months ended September 30, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$2,055,873	$905,464	$1,150,409	$902,170	$905,464	$(3,294)	$1,153,703	$—	$1,153,703
Other property income	229,634	87,204	142,430	86,739	87,204	(465)	142,895	—	$142,895
Total income	$2,285,507	$992,668	$1,292,839	$988,909	$992,668	$(3,759)	$1,296,598	$—	$1,296,598

Property operating expenses	$722,891	$299,274	$423,617	$329,922	$299,274	$30,648	$392,969	—	$392,969
Real estate tax expense	244,451	90,283	154,168	89,820	90,283	(463)	154,631	—	154,631
Total property operating expenses	$967,342	$389,557	$577,785	$419,742	$389,557	$30,185	$547,600	$—	$547,600

Property net operating income	$1,318,165	$603,111	$715,054	$569,167	$603,111	$(33,944)	$748,998	$—	$748,998

General and administrative expenses	(350,982)	(201,349)	(149,633)
Acquisition related costs	(16,484)	—	(16,484)
Business management fee	(158,154)	(68,665)	(89,489)
Depreciation and amortization	(1,153,501)	(378,531)	(774,970)
Interest expense	(677,534)	(322,478)	(355,056)
Interest and other income	6,393	—	6,393
Net loss	$(1,032,097)	$(367,912)	$(664,185)

Net loss. Net loss was $1,032,097 and $367,912 for the three months ended September 30, 2017 and 2016, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of our investment property owned during the three months ended September 30, 2017 with the results of the same investment property owned during the three months ended September 30, 2016 property net operating income decreased $33,944.  The decrease is primarily due to increased property operating expenses as a result of a common area painting project.

“Non-same store” total property net operating income increased $748,998 during 2017 as compared to 2016. The increase is a result of acquiring two additional properties after July 1, 2016.

General and Administrative expenses.  General and administrative expenses increased $149,633 in 2017 compared to 2016.  This increase is primarily due to growth in our portfolio.

Acquisition related costs.  Acquisition related expenses increased $16,484 in 2017 compared to 2016. The increase is attributed to our acquisition related activity.

Business management fee. Business management fees increased $89,489 in 2017 compared to 2016. The increase is due to the acquisition of two additional properties which increased assets under management.

Depreciation and Amortization.  Depreciation and amortization increased $774,970 in 2017, as compared to 2016. The increase is primarily due to the two acquisitions in 2017.

Interest Expense.  Interest expense increased $355,056 in 2017 compared to 2016. The increase is primarily due to additional financings after October 1, 2016.

Interest and other income.  Interest and other income increased $6,392.  The increase is primarily due to higher interest earned as a result of higher cash balances in 2017 compared to 2016.

Comparison of the nine months ended September 30, 2017 and 2016

A total of one multi-family property was acquired on or before January 1, 2016 and represents our “same store” property during the nine months ended September 30, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2016. For the nine months ended September 30, 2017 and 2016, two properties constituted non-same store properties. The following table presents property net operating income broken out between same store and non-same store, prior to amortization of intangibles, interest, and depreciation and amortization for the nine months ended September 30, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$4,254,327	$2,665,759	$1,588,568	$2,733,015	$2,665,759	$67,256	$1,521,312	$—	$1,521,312
Other property income	474,139	263,928	210,211	282,906	263,928	18,978	191,233	—	191,233
Total income	$4,728,466	$2,929,687	$1,798,779	$3,015,921	$2,929,687	$86,234	$1,712,545	$—	$1,712,545

Property operating expenses	$1,419,557	$900,845	$518,712	$916,461	$900,845	$15,616	$503,096	—	$503,096
Real estate tax expense	498,450	264,836	233,614	267,359	264,836	2,523	231,091	—	231,091
Total property operating expenses	$1,918,007	$1,165,681	$752,326	$1,183,820	$1,165,681	$18,139	$734,187	$—	$734,187

Property net operating income	$2,810,459	$1,764,006	$1,046,453	$1,832,101	$1,764,006	$68,095	$978,358	$—	$978,358

General and administrative expenses	(1,045,499)	(802,033)	(243,466)
Acquisition related costs	(87,963)	—	(87,963)
Business management fee	(318,609)	(205,850)	(112,759)
Depreciation and amortization	(2,132,208)	(1,451,356)	(680,852)
Interest expense	(1,353,084)	(1,121,542)	(231,542)
Interest and other income	30,907	—	30,907
Net loss	$(2,095,997)	$(1,816,775)	$(279,222)

Net loss.  Net loss was $2,095,997 and $1,816,775 for the nine months ended September 30, 2017 and 2016, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of our investment property owned during the full nine months ended September 30, 2017, with the results of the same investment property owned during the full nine months ended September 30, 2016, property net operating income increased $68,095. The increase is due to increased property income due to increased occupancy and markets rents, offset by increased property operating expenses due primarily to an increase in common area painting projects.

“Non-same store” total property net operating income increased $978,358 during 2017 as compared to 2016. The increase is a result of acquiring two additional properties after January 1, 2016.

General and administrative expenses. General and administrative expenses increased $243,466 in 2017 compared to 2016. The increase is primarily due to the growth in our portfolio.

Acquisition related costs. Acquisition related expenses increased $87,963 in 2017 compared to 2016. The increase is attributed to our acquisition related activity.

Business management fee. Business management fees increased $112,759 in 2017 compared to 2016. The increase is due to the acquisition of two properties which increased assets under management.

Depreciation and amortization.  Depreciation and amortization increased $680,852 in 2017, as compared to 2016. This increase is due to acquisitions during 2017.

Interest Expense.  Interest expense increased $231,542 in 2017 compared to 2016. The increase is due to borrowings to fund recent acquisitions.

Interest and other income.  Interest and other income increased $30,907.  The increase is primarily due to higher interest earned as a result of higher cash balances in 2017 compared to 2016.

Critical Accounting Policies

Disclosures discussing all significant accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 17, 2017, under the heading “Critical Accounting Policies”. There have been no changes to our critical accounting policies during the three months ended September 30, 2017.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 13 – “Subsequent Events” which is included in our September 30, 2017 Notes to Consolidated Financial Statements in Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2017, we had outstanding debt of approximately $70.2 million, excluding unamortized debt issuance costs. The weighted average interest rate was 3.90%. With regard to fixed rate financing, interest rate fluctuations generally affect the fair value, but not our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until their maturity or earlier prepayment.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

We have incurred a net loss on a U.S. GAAP basis for the nine months ended September 30, 2017.

We incurred a net loss on a U.S. GAAP basis for the three and nine months ended September 30, 2017 of approximately $1.0 million and $2.1 million, respectively. Our loss can be attributed, in part, to property operating, interest, general and administrative expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in December 2013 and, as of September 30, 2017, acquired three multi-family communities. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated sufficient cash flow from operations to fund distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions we have paid and will likely continue to pay distributions from the net proceeds of our Offering and DRP or other sources. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering and DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during November 2015. Of the cash distributions paid to stockholders through September 30, 2017, 58% ($1.4 million) have been paid from the net proceeds of our Offering and DRP. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

Based on sales volume to date, we expect to raise substantially less than the maximum offering amount in our Offering which will continue until February 16, 2018. Because we expect to raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders' investment to vary more widely with the performance of specific assets, and cause our fixed operating expenses to constitute a greater percentage of our gross income. Raising fewer proceeds in our Offering, therefore, increases the risk that our stockholders will not receive a full return of their investment.

Shares of our common stock are being offered on a “reasonable best efforts” basis through a public offering, which commenced on February 17, 2015. As of September 30, 2017, we have sold approximately $45.9 million of our shares through the Offering and have invested in three properties. Our Offering will continue until February 16, 2018. As we continue our capital raising efforts, a majority of the net proceeds will be used to repay the outstanding balance on a note payable that matures on January 3, 2018. As of September 30, 2017, the outstanding balance under the note payable was $7 million. Subsequent to September 30, 2017, we paid $2 million to reduce the outstanding balance to $5 million. Our ability to make additional investments will be limited until we are able to pay off the outstanding balance on the note payable. In the event the amount raised is insufficient to repay the remaining balance owed at maturity, we will rely on the Sponsor guarantee to pay off any remaining amount due and amounts paid on our behalf would become due to the Sponsor. We expect to repay the amount with future operating proceeds or upon sale of our assets. We cannot guarantee that we will have sufficient future operating proceeds to repay the Sponsor, in which case we may need to sell our assets. Unless we raise significant additional proceeds, we will not be able to achieve a broadly diversified portfolio. Adverse developments with respect to a single asset or a geographic region will have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds has increased our fixed operating expenses as a percentage of our gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

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

From the effective date of the Offering through September 30, 2017, we had sold the following securities in the Offering and the DRP for the following aggregate offering proceeds:

•	1,349,902 Class A Shares, 384,760 Class T Shares and 146,623 Class T-3 Shares, equal to $45,899,384 in aggregate gross offering proceeds, in the reasonable best efforts Offering.

•	41,686 Class A Shares, 9,209 Class T Shares and 744 Class T-3 Shares, equal to $1,217,071 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through September 30, 2017, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$3,950,896
Offering costs paid to non-related parties	3,338,958
Total offering costs paid	$7,289,854

(1)

“Offering costs to related parties” include selling commissions, dealer manager fees and due diligence expense reimbursements paid to Inland Securities Corporation, which re-allowed all or a portion of these amounts to soliciting dealers that are not related to Inland Securities Corporation.

From the effective date of the Offering through September 30, 2017, the net offering proceeds to us from the Offering and the DRP, after deducting the total expenses incurred described above, were approximately $39.8 million. As of September 30, 2017, we used $20.5 million to repay a portion of our debt which was originally incurred in connection with the purchase of real estate, approximately $15.5 million in related costs associated with our purchase of real estate, of which approximately $0.2 million was paid to related parties and approximately $1.4 million to pay distributions. The remaining proceeds were held as cash at September 30, 2017.

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

During the three months ended September 30, 2017, we repurchased 3,317 Class A Shares and 424 Class T Shares under the SRP.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 2017	2,695	2,695	$21.60	$58,204	2,695	66,462
August 2017	492	492	$21.61	$10,632	492	65,970
September 2017	554	554	$21.62	$11,979	554	65,416
Total	3,741	3,741	$21.60	$80,815	3,741
(1)	Our SRP was announced on February 17, 2015.

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

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

10.1

Purchase and Sale Agreement, dated May 30, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.2

First Amendment to Purchase and Sale Agreement, dated June 12, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.3

Second Amendment to Purchase and Sale Agreement, dated July 6, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.4

Third Amendment to Purchase and Sale Agreement, dated July 19, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.5

Assignment and Assumption of Purchase and Sale Agreement, dated July 27, 2017, by and between Inland Real Estate Acquisitions, Inc. and IRESI Montgomery Mitylene, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.6

Bill of Sale and Assignment and Assumption of Leases and Service Contracts, dated July 27, 2017, by and between IRESI Montgomery Mitylene, L.L.C. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.7

Multifamily Loan and Security Agreement, dated July 27, 2017, by and between IRESI Montgomery Mitylene, L.L.C. and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.8

Agreement for Amendment of Documents, dated July 27, 2017, by and between IRESI Montgomery Mitylene, L.L.C. and Inland Residential Properties Trust, Inc. for the benefit of Berkadia Commercial Mortgage LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.9

Multifamily Note, dated July 27, 2017, by IRESI Montgomery Mitylene, L.L.C. for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.10

Multifamily Mortgage, Assignment of Rents and Security Agreement, dated July 27, 2017, between IRESI Montgomery Mitylene, L.L.C. to Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129)

Exhibit No.	Description
10.11

Guaranty, dated July 27, 2017, by Inland Residential Properties Trust, Inc. for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 13 to the Registrant’s Form

S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the Securities and Exchange Commission on November 7, 2017 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of  Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	November 7, 2017

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (Co-Principal Financial Officer)
Date:	November 7, 2017

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (Co-Principal Financial Officer and Principal Accounting Officer)
Date:	November 7, 2017