Form 10-K
period 2017-12-31
Inland Residential Properties Trust, Inc.
filed 2018-03-06
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-55765

Inland Residential Properties Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0966998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

There is no established market for the registrant’s shares of common stock. The registrant completed its initial public offering of its shares of common stock pursuant to a registration statement on Form S-11 on December 31, 2017, which shares were sold at a purchase price of $25.00 per Class A share, with discounts available for certain categories of purchasers, $23.95 per Class T share and $24.14 per Class T-3 share. The aggregate value of the registrant’s common stock held by non-affiliates as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $42,232,803 based on a price of $25.00 per Class A share, $23.95 per Class T share and $24.14 per Class T-3 share. As of March 1, 2018, there were 1,489,851 shares of Class A common stock, 409,068 shares of Class T common stock outstanding and 259,309 shares of Class T-3 common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year, into Part III of this Form 10-K to the extent stated herein.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

PART I

Item 1. Business

General

Inland Residential Properties Trust, Inc. (which we refer to herein as the “Company”, “we”, “our”, or “us”) was incorporated on December 19, 2013 as a Maryland corporation. We were formed to primarily acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. We entered into a business management agreement (as amended, the “Business Management Agreement”) with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor” or “IREIC”), to be the Business Manager to the Company. Our Business Manager is responsible for overseeing and managing our day-to-day operations. Our properties are managed by Inland Residential Real Estate Services LLC (the “Real Estate Manager”), an indirect wholly owned subsidiary of our Sponsor. Substantially all of our business is conducted through Inland Residential Operating Partnership, L.P. (the “operating partnership”), of which we are the sole general partner.

We were authorized to sell up to $1,000,000,000 of shares of common stock consisting of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share, Class T common stock, $.001 par value per share (“Class T Shares”), at a price of $23.95 per share, and Class T-3 common stock, $.001 par value per share (“Class T-3 Shares” and, together with the Class A Shares and the Class T Shares, the “Shares”), at a price of $24.14 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”). We commenced our Offering of Class A Shares and Class T Shares on February 17, 2015 and, effective February 2, 2017, we reallocated certain of the remaining shares offered in the Offering to offer Class T-3 Shares. We ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018. We sold 2,030,812 shares of common stock generating gross proceeds of $49,628,418 from the Offering as of December 31, 2017. On February 2, 2018, our board of directors determined an estimated per share net asset value (“Estimated Per Share NAV”) for each class of our common stock equal to $23.15 for Class A Shares, $24.32 for Class T Shares and $23.55 for Class T-3 Shares. We intend to publish an updated estimated value of our shares on at least an annual basis.

At December 31, 2017, we owned real estate consisting of three multi-family communities totaling 623 units.  The properties consist of 677,142 square feet of residential and 10,609 square feet of retail gross leasable area. During the year ended December 31, 2017, the properties’ weighted average daily occupancy for residential was 94.7% and at December 31, 2017, 599 units, or 96.1% of the total residential units, were leased. At December 31, 2017, 100% of the retail units were occupied.

We provide the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

Beginning February 17, 2015, we were authorized to issue up to $190,000,000 of Class A, Class T and Class T-3 Shares pursuant to our distribution reinvestment plan (as amended, the “DRP”). On January 11, 2018, we registered $925,000,000 of shares of common stock to be issued under our DRP pursuant to a registration statement on Form S-3D. Through the DRP, we provide stockholders with the option to purchase additional shares from us by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, cash distributions paid on Class A Shares, Class T Shares and Class T-3 Shares, as applicable, are used to purchase Class A Shares, Class T Shares and Class T-3 Shares, respectively. Such purchases under the DRP are not subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP and were made initially at a price of $23.75, $22.81 and $22.81 per Class A Share, Class T Share and Class T-3 Share, respectively, until February 5, 2018 when we reported an Estimated Per Share NAV of $23.15, $24.32 and $23.55 for Class A, Class T and Class T-3 Shares, respectively. Accordingly, under the DRP, beginning with the February distribution payment to stockholders made in March 2018 and until we announce new estimated per share net asset values, distributions may be invested for shares of our common stock at a price equal to $23.15, $24.32 and $23.55 for Class A, Class T and Class T-3 Shares, respectively.

Distributions reinvested through the DRP were $1,088,899, $438,463 and $1,457 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Funding for the SRP is limited to the proceeds that we receive from the DRP during the same period. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

Repurchases through the SRP were $173,558 during the year ended December 31, 2017. There were no repurchases through the SRP during the years ended December 31, 2016 and 2015, respectively.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  Accordingly, we did not report any other segment disclosure for the years ended December 31, 2017, 2016 and 2015.  For information related to our business segment, reference is made to Note 10 – “Segment Reporting” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8.

Tax Status

We qualified and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the tax year ended December 31, 2015. As a result, we generally will not be subject to U.S. federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it annually distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to U.S. federal and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income.

Competition

The multi-family real estate market is highly competitive. We compete in all of our markets with other owners and operators of multi-family properties. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to tenants’ needs and the manner in which the property is operated. The number of competing properties in a particular market could have a material effect on a property’s occupancy levels, rental rates and operating expenses.

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

Employees

We do not have any employees. In addition, all of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their services rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Manager; provided that, for these purposes, the corporate secretaries of the Company and our Business Manager are not considered “executive officers.”

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

Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board of directors reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction. Further, we may not engage in certain transactions with entities sponsored by, or affiliated with, IREIC unless a majority of our board of directors, including a majority of our independent directors, finds the transaction to be fair and reasonable and on terms no less favorable to us than those from an unaffiliated party under the same circumstances. Our board has adopted a conflicts of interest policy prohibiting us (except as noted below), without the approval of our independent directors, from engaging in the following types of transactions with IREIC-affiliated entities:

•

purchasing properties from, or selling properties to, any IREIC-affiliated entities (excluding circumstances where an entity affiliated with IREIC, such as Inland Real Estate Acquisitions, LLC (“IREA”), enters into a purchase agreement to acquire a property and does not enter the chain of title but merely assigns the purchase agreement to us);

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

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2017 will require us to incur material expenditures to comply with these laws and regulations.

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

Risks Related to Our Business

Because we raised substantially less than the maximum offering amount in our Offering, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause our overall investment performance and the value of our stockholders’ investment to vary more widely with the performance of a single property, and cause our fixed operating expenses to constitute a greater percentage of our gross income.  Raising fewer proceeds in our Offering, therefore, increases the risk that our stockholders will not receive a full return of their investment.

Shares of our common stock were offered on a “reasonable best efforts” basis through a public offering. We ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018. As of December 31, 2017, we sold $49.6 million of our shares through the Offering and have invested in three properties. If we are unable to raise or access significant additional capital, we will not be able to achieve a broadly diversified portfolio. Failure to build a diversified portfolio increases the likelihood that any single property’s poor performance would materially affect our overall investment performance and the value of our stockholders’ investment. In addition, our inability to raise substantial funds increase our fixed operating expenses as a percentage of gross income and limits our ability to execute certain liquidity events, such as a listing. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2017, 2016 and 2015.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2017, 2016 and 2015 of $3.1 million, $2.3 million and $2.5 million, respectively. Our losses can be attributed, in part, to property operating, interest, general and administrative expenses, acquisition related expenses and non-cash charges for depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. As of December 31, 2017, we had acquired three multi-family communities. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

There is no established public trading market for our shares, and our stockholders may not be able to sell their shares under our SRP and, if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares.

There is no established public trading market for our shares and no assurance that one may develop. This may inhibit the transferability of our shares.  Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date.  There is no assurance the board will pursue a listing or other liquidity event at any time in the future.  In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing.  Thus, investors in our common stock should be prepared to hold their shares for an unlimited period of time. Our charter also limits any person or group from owning or controlling more than 9.8% in value of our outstanding stock, or 9.8% in value or in number (whichever is more restrictive) of our aggregate outstanding shares of common stock, without the prior approval of our board.

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

The Estimated Per Share NAVs of our common stock are based on a number of assumptions and estimates that may not be accurate or complete and are also subject to a number of limitations.

On February 5, 2018, we announced an Estimated Per Share NAV of each class of our common stock as of December 31, 2017 equal to $23.15 per Class A Share, $24.32 per Class T Share and $23.55 per Class T-3 Share. To assist our board of directors in establishing the Estimated Per Share NAVs, we engaged a third party with expertise in complex valuation. As with any methodology used to estimate value, the methodology employed by this third party was based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived different estimated per share net asset values, which could be significantly different from our Estimated Per Share NAVs. The Estimated Per Share NAVs will fluctuate over time and do not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company.

There is also no assurance that the methodology used to estimate our value per share will be acceptable to broker dealers for customer account purposes or to the Financial Industry Regulatory Authority, Inc. (“FINRA”) or that it will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code.

The estimated values of our shares of common stock may not exceed the prices at which we are offering shares under the DRP.

Under rules published by FINRA, registered broker dealers must disclose a per share estimated value of a REIT’s securities. Due to uncertainties in the marketplace and other factors which could impact our results of operations and financial condition, the future per share estimated values of our shares may be greater or less than the price at which stockholders purchased shares or the price of our shares currently offered through our DRP.

The amount and timing of distributions, if any, may vary. We may pay distributions from sources other than cash flow from operations, including the proceeds of our DRP.

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

We have not yet generated sufficient cash flow from operations to fund distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow (if any), from borrowings (if available) and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, we have historically paid distributions from the net proceeds of our Offering, and until such time as we are generating cash flow from operations sufficient to cover distributions, we will likely continue to pay distributions from the proceeds of our DRP or other sources, including cash on hand. We have not established any limit on the extent to which we may use alternate sources to pay distributions except as limited by Maryland law.

There is no assurance we will generate sufficient cash flow from operations to cover distributions. Funding distributions from the proceeds of our DRP, borrowings (if available) or asset sales will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return our stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute our stockholders’ interest in us on a percentage basis and may impact the value of their investment especially if we sell these securities at prices less than the price our stockholders paid for their shares. A decrease in the level of stockholder participation in the DRP could have an adverse impact on our ability to fund distributions and other operating and capital needs. If these sources are not available or are not adequate, our board may have to consider reducing or eliminating distributions.

We began declaring distributions to stockholders of record during November 2015. Of the cash distributions paid to stockholders through December 31, 2017, 67.5% ($2.0 million) have been paid from the net proceeds of our Offering.

We may have difficulty funding the distribution and stockholder servicing fees payable to our dealer manager with funds provided by our operations.

Historically, we have funded the distribution and stockholder servicing fees payable to our dealer manager from the net proceeds of our Offering. In the future, we intend to fund these fees from cash flow from operations but may fund them from other sources, such as DRP proceeds, borrowings (if available), cash resulting from a waiver or deferral of fees otherwise payable to the Business Manager or its affiliates, interest income from our cash balances and proceeds from sales of assets. The use of these sources and the ultimate repayment of any liabilities incurred (such as from borrowings) could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and potentially reduce the overall return and adversely impact and dilute the value of our stockholders’ investment in shares of our common stock.

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

The availability of debt financing secured by commercial real estate is subject to tightened underwriting standards. Further, interest rates have increased in the last two years, and are expected to continue to increase, which may affect U.S. economic conditions as a whole, or real estate industry conditions such as:

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

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank for interest-bearing accounts. At December 31, 2017, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited our funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund operations, distribute or invest.

We rely on IREIC and its affiliates and subsidiaries to manage and conduct our operations. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our business and ability to achieve our investment objectives.

We depend on IREIC and its affiliates and subsidiaries to manage and conduct our operations. IREIC owns and controls our Business Manager and Real Estate Manager through subsidiaries. IREIC has sponsored numerous public and private programs and through its affiliates or subsidiaries has provided offering, asset, property and other management and ancillary services to these entities. From time to time, IREIC or the applicable affiliate or subsidiary has waived fees or made capital contributions to support these public or private programs. IREIC or its applicable affiliates or subsidiaries may waive fees or make capital contributions in the future. Further, IREIC and its affiliates or subsidiaries may from time to time be parties to litigation or other claims arising from sponsoring these entities or providing these services. As such, IREIC and these other entities may incur costs, liabilities or other expenses arising from litigation or claims that are either not reimbursable or not covered by insurance. Future waivers of fees, additional capital contributions or costs, liabilities or other expenses arising from litigation or claims could have a material adverse effect on IREIC’s financial condition and ability to fund our Business Manager or Real Estate Manager to the extent necessary.

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

The Company conducts its operations, directly and through wholly or majority-owned subsidiaries, so that none of the Company and its subsidiaries is registered or will be required to register as an investment company under the Investment Company Act.  Section 3(a)(1) of the Investment Company Act, in relevant part, defines an investment company as (i) any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities, or (ii) any issuer that is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.”  The term “investment securities” generally includes all securities except government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.  We believe we are not considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Rather, we and our subsidiaries are primarily engaged in the business of investing in real property.  We also conduct our operations and the operations of our subsidiaries in a manner designed so that we do not come within the definition of an investment company under Section 3(a)(1)(C) because less than 40% of the value of our adjusted total assets on an unconsolidated basis consist of “investment securities.”  This requirement limits the types of businesses in which we may engage through our subsidiaries.  Furthermore, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

We and our subsidiaries also may rely upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that at least 55% of an entity’s assets comprise qualifying real estate assets and that at least 80% of its assets must comprise qualifying real estate assets and real estate-related assets under the Investment Company Act.  Specifically, we expect each of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in mortgage loans, certain mezzanine loans and other interests in real estate that constitute qualifying real estate assets in accordance with SEC staff guidance, and approximately an additional 25% of its assets in other types of mortgages, securities of REITs and other real estate-related assets such as debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass-through entities of which substantially all of the assets consist of qualifying real estate assets and/or real estate-related assets.  The remaining 20% of the entity’s assets can consist of miscellaneous assets.  These criteria may limit what we buy, sell and hold.

We classify our assets for purposes of Section 3(c)(5)(C) based in large measure upon no-action letters issued by the SEC staff and other interpretive guidance provided by the SEC and its staff or on our analysis of such guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.  However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may encounter.  No assurance can be given that the SEC will concur with how we classify our assets or the assets of our subsidiaries.  The SEC may in the future take a view different than or contrary to our analysis with respect to the types of assets we have determined to be qualifying real estate assets or real estate-related assets.  For example, on August 31, 2011 the SEC issued a concept release and request for comments regarding the Section 3(c)(5)(C) exemption (Release No. IC-29778) in which it contemplated the possibility of issuing new rules or providing new interpretations of the exemption that might, among other things, define the phrase “liens on and other interests in real estate” or consider sources of income in determining a company’s “primary business.” To the extent that the SEC or its staff provides more specific or different guidance, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.  If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.  There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on the exemption provided by Section 3(c)(5)(C).  The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

A change in the value of any of our assets could cause us to fall within the definition of “investment company” and negatively affect our ability to be free from registration and regulation under the Investment Company Act.   To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  Sales may be required during adverse market conditions, and we could be forced to accept a price below that which we would otherwise consider appropriate.  In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.  Furthermore, if the value of securities issued by our subsidiaries that are exempted from the definition of “investment company” by Sections 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exemption from registration under the Investment Company Act, we could, among other things, be required to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or register as an investment company.  Any of these activities could negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies, which may have a material adverse effect on our business, results of operations and financial condition.

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

We may not be able to lease multi-family units which are vacant or become vacant because a tenant decides not to renew its lease. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. Our occupancy levels and lease terms may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multi-family and single family housing, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multi-family rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low interest mortgages for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond our control. In addition, various state and local municipalities are considering and may continue to consider rent control legislation or take other actions which could limit our ability to raise rents. Finally, the federal government’s policies, many of which may encourage home ownership, can increase competition and possibly limit our ability to raise rents. One of our properties also contains retail space. The long term nature of the leases for this type of space and the characteristics of retail tenants likely to inhabit the space (generally small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or for market rates. We also may not be able to re-lease or the terms of the new lease, including the cost of allowances and concessions to tenants, may be less favorable than the terms of the old lease. Any retail space in our properties will also compete with other retail properties. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations.

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

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our properties without a corresponding increase in revenue. Any increases in the expenses we incur to own and maintain our properties would reduce our cash flow and ability to pay distributions.

Our real estate assets may be subject to impairment charges.

We continually evaluate the recoverability of the carrying value of our real estate asset under U.S. GAAP. Factors considered in evaluating impairment of our multi-family assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a multi-family asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of the assets require the judgment of management. However, these estimates require the use of estimated market values, which are currently difficult to assess. If external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of our assets, we could be required to record additional impairment charges. Any future impairment could have a material adverse effect on our results of operations and financial condition in the period in which the charge is taken. We may be required to take charges in the future related to the impairment of our assets.

Increased competition and increased affordability of residential homes could limit our ability to retain tenants, lease multi-family homes or increase or maintain rents.

The multi-family sector is highly competitive. This competition could reduce occupancy levels and revenues at our multi-family communities, which would adversely affect our operations. We face competition from many sources. We face competition from other multi-family communities both in the immediate vicinity and in the larger geographic market where our multi-family communities are located. These competitors may have greater experience and financial resources than us giving them an advantage in attracting tenants to their properties. For example, our competitors may be willing to offer multi-family homes at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our property. Overbuilding of multi-family communities may also occur. If so, this will increase the number of multi-family homes available and may decrease occupancy and multi-family rental rates. In addition, increases in operating costs due to inflation may not be offset by increased multi-family rental rates. Furthermore, multi-family communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including owner occupied single- and multi-family homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes available to rent or buy caused by low mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease multi-family homes and increase or maintain rental rates.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.

Fannie Mae and Freddie Mac are a major source of financing for multi-family real estate in the United States. In the future, we may utilize loan programs sponsored by these entities as a source of capital to finance our growth and our operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses, or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multi-family housing more generally may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family assets and, as a result, may adversely affect our future growth and operations.

Our multi-family assets may not achieve anticipated results.

Our multi-family properties may not achieve anticipated results because:

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

To the extent we make acquisitions, we may do so by acquiring multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our Business Manager and Real Estate Manager in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

We have acquired properties by borrowing monies and, in some instances, we may acquire properties by assuming existing financing. We may also borrow money for other purposes to, among other things, satisfy the requirement that we make aggregate annual distributions (other than capital gain dividends) to our stockholders of at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we continue to qualify as a REIT. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.

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

We do not have any employees and rely on persons performing services for our Business Manager and Real Estate Manager and their affiliates to manage our day-to-day operations. Some of these persons also provide services to one or more investment programs currently sponsored by IREIC. These individuals face competing demands for their time and service, and are required to allocate their time among our business and assets and the business and assets of IREIC, its affiliates and the other programs formed and organized by IREIC. Certain of these individuals have fiduciary duties to both us and our stockholders. If these persons are unable to devote sufficient time or resources to our business due to the competing demands of the other programs, they may violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected.

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

Because we conduct all of our operations through the operating partnership, we derive cash to pay distributions from the operating partnership and its subsidiaries. We cannot assure our stockholders that the operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders. Each of the operating partnership’s subsidiaries is and will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Any claim our stockholders may have against us is structurally subordinated to all existing and future liabilities and obligations of the operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the operating partnership and its subsidiaries will be able to satisfy our stockholders’ claims only after all of our and the operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

Our properties may compete with the properties owned by other programs sponsored by IREIC or IPCC.

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

No more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year (other than the first taxable year for which an election to be taxed as a REIT has been made). Our charter prohibits any persons or groups from owning or controlling more than 9.8% in value of our outstanding stock, or 9.8% in value or in number (whichever is more restrictive) of our aggregate outstanding shares of common stock, without the prior approval of our board of directors. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock. Further, any person or group attempting to purchase shares exceeding these limits could be compelled to sell the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

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

We elected to be taxed as a REIT commencing with our taxable year ending December 31, 2015 and intend to continue to operate in a manner that would allow us to remain qualified as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (“IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

Early investors may receive tax benefits from our election to accelerate depreciation expense deductions of certain components of our investments, including fixtures and other personal property, which later investors may not benefit from.

For U.S. federal income tax purposes, distributions received, including distributions that are reinvested pursuant to our DRP, by our investors generally will be considered ordinary dividends to the extent that the distributions are paid out of our current and accumulated earnings and profits (excluding distributions of amounts either attributable to income subject to corporate-level taxation or designated as a capital gain dividend). However, depreciation expenses, among other deductible items, reduce taxable income and earnings and profits but do not reduce cash available for distribution. To the extent that a portion of any distributions to our investors exceed our current and accumulated earnings and profits, that portion will be considered a return of capital (a non-taxable distribution) for U.S. federal income tax purposes up to the amount of their tax basis in their shares (and any excess over their tax basis in their shares will result in capital gain from the deemed disposition of the investors’ shares). The amount of distributions considered a return of capital for U.S. federal income tax purposes will not be subject to tax immediately but will instead reduce the tax basis of our investors’ investments, generally deferring any tax on that portion of the distribution until they sell their shares or we liquidate. Because we may choose to increase depreciation expense deductions in the earlier years after acquisition of an asset, for U.S. federal income tax purposes, of certain components of our investments, including fixtures and other personal property through the use of cost segregation studies, our early investors may benefit to the extent that increased depreciation causes all or a portion of the distributions they receive to be considered a return of capital for U.S. federal income tax purposes thereby deferring tax on those distributions, while later investors may not benefit to the extent that the depreciation of these components has already been deducted.

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

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Determining whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During the time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Internal Revenue Code for properties that, among other requirements, have been held for the production of rental income for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including the operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

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

Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income). However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from non-REIT corporations, such as our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because a taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets may be securities, excluding government securities, stock issued by our qualified REIT subsidiaries, and other securities that qualify as real estate assets and no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted prospectively or retroactively by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of our outstanding stock, or 9.8% in value or in number (whichever is more restrictive) of our aggregate outstanding shares of common stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The table below presents a summary of our multi-family communities at December 31, 2017.

Community	Location	Total Number of Residential Units	Average Rental Rate per Residential Unit (a)	2017 Residential Average Occupancy	Leased Residential Units	Purchase Price	Debt Balance	Interest Rate
The Retreat at Market Square	Frederick, MD	206	$1,559	93.2%	196	$45,727,557	$27,450,000	3.64%
Commons at Town Center	Vernon Hills, IL	85	2,074	94.1%	81	23,000,000	17,300,000	4.37%	(b)
Verandas at Mitylene	Montgomery, AL	332	899	95.8%	322	36,550,000	21,930,000	3.88%
	Total	623	$1,278		599	$105,277,557	$66,680,000

(a)	Average rental rate per residential unit is for the last month of the period presented.
(b)	Weighted average interest rate as of December 31, 2017.

Our communities include garden-style apartments generally defined as properties with multiple one to three story buildings in landscaped settings and mid-rise apartments situated in more urban settings.  The following table sets forth a summary of our communities by building type as of December 31, 2017.

Type	Residential Units
Garden-style	538
Mid-rise	85

Item 3. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board will continually evaluate the timing and form of a liquidity event. The timing of any liquidity event will be influenced by many factors, including market conditions and the performance of our real estate portfolio. There is no assurance that we will list our shares. Further, there is no assurance that stockholders will be able to sell their shares at a time or price acceptable to them. We publish estimated per share values of our common stock to assist broker dealers that sold our common stock in the Offering to comply with the rules published by FINRA. On February 2, 2018, our board established an Estimated Per Share NAV of each class of our common stock as of December 31, 2017 equal to $23.15 for Class A Shares, $24.32 for Class T Shares and $23.55 for Class T-3 Shares.

We engaged Duff & Phelps, LLC, an independent third-party real estate valuation firm with expertise in complex valuation (“Duff & Phelps”), to assist our board in establishing an Estimated Per Share NAV for each class of common stock as of December 31, 2017. We are not affiliated with Duff & Phelps or any of its affiliates. While we and affiliates or related parties of our Business Manager have engaged and may engage Duff & Phelps or its affiliates in the future for valuations and commercial real estate-related services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of Duff & Phelps.

Duff & Phelps provided a range of Estimated Per Share NAVs for each class based upon (i) appraisals of our three real estate properties owned as of December 31, 2017 (the “Appraised Properties”) performed by Duff & Phelps , (ii) valuations performed by our Business Manager with respect to our cash, other assets, mortgage debt and other liabilities, and (iii) allocations of income, expenses, unrealized/realized gains (losses) on properties and the fair market value of debt among share classes, along with adjustments for issuances of common stock, repurchases, distribution and stockholder servicing fees and distributions, calculated by our Business Manager. Based, in part, on the appraisals prepared by Duff & Phelps personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) professional designation, Duff & Phelps developed a valuation analysis of our assets and liabilities and provided that analysis to our board in a report dated February 2, 2018 (the “Valuation Report”) that contained, among other information, a range of per share net asset values for each class of our common stock as of December 31, 2017 (the “Valuation Date”). There have been no changes between December 31, 2017 and the date of the Valuation Report that our Business Manager believes would materially impact the overall Estimated Per Share NAVs.

To estimate our per share values, Duff & Phelps utilized the “net asset value” or “NAV” method, also known as the appraised value methodology, which is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of total liabilities. The fair value estimate of our real estate assets is equal to the sum of their individual real estate values. Generally, Duff & Phelps estimated the value of our real estate assets using several methodologies, including a discounted cash flow, or “DCF,” of projected net operating income plus reversion, less capital expenditures, for each property, for the ten-year period ending December 31, 2027, and applied a terminal capitalization rate and discount rate which it believed was consistent with the inherent level of risk associated with the asset. The other methodologies considered consisted of the “direct capitalization” and “sales comparison” approaches. Duff & Phelps used the DCF approach consistent with the IPA Practice Guideline 2013-01 “Valuations of Publicly Registered Non-Listed REITs” (the “IPA Practice Guideline”). For all other assets, such as other current assets, fair value was determined separately based on book value. Our Business Manager determined the fair value of debt by calculating the present value of contractual cash flows discounted at current market interest rates. The fair market value of our debt was reviewed by Duff & Phelps for reasonableness and utilized in the Valuation Report. The estimated value of the incentive participation payable to our Business Manager’s affiliate is based on 15% of the amount by which the value of our shares, plus distributions paid, exceeds a return of stockholders’ capital plus a 6% cumulative, pre-tax, non-compounded return to the stockholders. At the midpoint estimated per share NAVs, Duff & Phelps determined that no incentive participation would be payable under a hypothetical liquidation. Duff & Phelps determined NAV in a manner consistent with the definition of fair value under U.S. generally accepted accounting principles set forth in FASB’s Topic ASC 820, Fair Value Measurements and Disclosures.

Each class of common stock then was allocated its proportionate share of our income and expenses, including, but not limited to, our portfolio income and interest expense, for each quarter based on the number of shares outstanding for that class as of the prior quarter. In addition, each class of common stock was allocated its proportionate share of unrealized/realized gains (losses) on our assets and the fair market value of our debt based on the weighted average number of shares outstanding for each class from inception through the Valuation Date. Following such allocations, the net asset value of each class was adjusted for additional issuances of common stock, repurchases, and the distribution and stockholder servicing fees that were not otherwise accounted for in the distributions paid to stockholders. The declaration of distributions also reduces the net asset value of each class of our common stock in an amount equal to the accrued liability to pay any applicable distribution to our stockholders of record of such class.

Based on the allocations and adjustments described above, each share class was allocated the major components of our estimated net asset value at the Valuation Date in the amounts set forth below. The Estimated Per Share NAV for each class was calculated by dividing the class’s estimated net asset value at the Valuation Date by the number of shares outstanding for that class as of the Valuation Date.

	Class A Shares	Class T Shares	Class T-3 Shares	Total
Real Estate Assets	$78,078,014	$21,185,986	$13,130,729	$112,394,729
Cash and Other Assets, Net of Other Liabilities	1,015,957	1,073,068	995,027	3,084,052
Debt	(44,852,589)	(12,375,808)	(8,053,214)	(65,281,611)
NAV	$34,241,383	$9,883,246	$6,072,542	$50,197,170
Number of Shares Outstanding	1,479,155	406,366	257,845
Estimated Per Share NAV (mid-point)	$23.15	$24.32	$23.55

The terminal capitalization rate and discount rate have a significant impact on the estimated value under the net asset value method. Duff & Phelps used terminal capitalization rates of 5.25% to 6.25% and discount rates of 6.50 to 7.50%. The estimated value assumes a weighted average terminal capitalization rate equal to 5.73% and a weighted average discount rate equal to 6.98%. Duff & Phelps then applied a terminal capitalization rate and discount rate sensitivity analysis on the midpoint terminal capitalization rate and discount rate of each real estate asset. A valuation range was calculated by varying the terminal capitalization rate and discount rate by 0.25% in either direction, which Duff & Phelps believes produces a reasonable range that market participants would consider in valuing the real estate assets. Terminal capitalization rates and discount rates were sourced from the MAI appraisals by Duff & Phelps and varied by location, asset quality and supply and demand metrics.

The following chart presents the impact of changes to our share prices based on variations in the terminal capitalization rates and discount rates within the range of values determined by Duff & Phelps.

	Range of Values
	Low	Midpoint	High
Class A Share Price	$20.66	$23.15	$25.95
Class T Share Price	$22.28	$24.32	$26.62
Class T-3 Share Price	$22.79	$23.55	$24.41

If the midpoint terminal capitalization rate on each real estate asset was adjusted by 5% in accordance with the IPA Practice Guideline, assuming all other factors remain unchanged, the range of values would be $21.46 to $24.95 per Class A Share, $22.93 to $25.79 per Class T Share and $23.03 to $24.10 per Class T-3 Share. If the midpoint discount rate on each real estate asset was adjusted by 5% in accordance with the IPA Practice Guideline, assuming all other factors remain unchanged, the range of values would be $21.62 to $24.74 per Class A Share, $23.06 to $25.62 per Class T Share and $23.08 to $24.04 per Class T-3 Share.

Our board reviewed the Valuation Report, met with representatives from Duff & Phelps in person and considered the material assumptions and valuation methodologies applied and described therein. On February 2, 2018, our board unanimously adopted $23.15 as the Estimated Per Share NAV of the Class A Shares, $24.32 as the Estimated Per Share NAV of the Class T Shares and $23.55 as the Estimated Per Share NAV of the Class T-3 Shares. The Estimated Per Share NAV of each class is the mid-point of the range of values provided by Duff & Phelps. The Valuation Report contained a range of (i) $20.66 to $25.95 for the Estimated Per Share NAV of the Class A Shares, (ii) $22.28 to $26.62 for the Estimated Per Share NAV of the Class T Shares and (iii) $22.79 to $24.41 for the Estimated Per Share NAV of the Class T-3 Shares. Taking into consideration the reasonableness of the valuation methodologies, assumptions, and the conclusions contained in the Valuation Report, our board determined our total estimated net asset value to be $50.2 million.

Our board’s determination of the Estimated Per Share NAVs was undertaken in accordance with our valuation policy and the recommendations and methodologies of the Investment Program Association, a trade association for non-listed direct investment vehicles, as set forth in IPA Practice Guideline.

In performing its analyses, Duff & Phelps made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are necessarily subject to change and beyond the control of Duff & Phelps and us. The analyses performed by Duff & Phelps are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by such analyses. The analyses do not purport to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of each class of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to each Estimated Per Share NAV, neither we nor Duff & Phelps can give any assurance that:

•	a stockholder would be able to resell his, her or its shares at the applicable Estimated Per Share NAV;
•	a stockholder would ultimately realize distributions per share equal to the applicable Estimated Per Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of us;
•	our shares would trade at a price equal to or greater than the applicable Estimated Per Share NAV if we listed them on a national securities exchange;
•	a third party would acquire us at a value equal to or greater than the applicable Estimated Per Share NAV; or
•	the methodology used to estimate the Estimated Per Share NAVs would be acceptable to FINRA or under ERISA for compliance with its reporting requirements.

The Estimated Per Share NAVs represent a snapshot in time, will likely change, and do not necessarily represent the amount a stockholder would receive now or in the future for his or her shares of our common stock. Stockholders should not rely on the Estimated Per Share NAVs in making a decision to buy or sell shares of our common stock. The Estimated Per Share NAVs are based on a number of assumptions, estimates and data that are inherently imprecise and susceptible to uncertainty and changes in circumstances, including changes to the value of individual assets as well as changes and developments in the real estate and capital markets, changes in interest rates, and changes in the composition of our portfolio.

We intend to continue to engage Duff & Phelps to assist our board in future determinations of our Estimated Per Share NAVs. We expect to publish an updated Estimated Per Share NAV for each class on at least an annual basis.

Stockholders

On March 1, 2018, we had 818, 236 and 138 stockholders of record for Class A Shares, Class T Shares and Class T-3 Shares, respectively.

Distributions

Cash distributions

We currently pay cash distributions based on a daily record date, payable the following month. During the years ended December 31, 2017, 2016 and 2015, we declared cash distributions totaling $2,137,475, $1,008,178 and $37,421, respectively, and paid $2,060,823, $894,709 and $13,683, respectively. Distributions declared for 2017 and 2015 were in an amount equal to $0.003424658 per day per Class A Share and $0.002768493 per day per Class T Share, based on a 365-day period. Distributions on Class T-3 Shares were declared beginning March 2017 and were in an amount equal to $0.003306849 per day per Class T-3 Share, based on a 365-day period. Distributions declared for 2016 were in an amount equal to $0.003415301 per day per Class A Share and $0.002760929 per day per Class T Share, based on a 366-day period.

Stock dividends

We also paid monthly stock dividends equal to 0.000833333 Class A Shares per Class A Share owned and 0.000833333 Class T Shares per Class T Share owned as of the last day of each month from November 2015 through March 2017. In addition, we paid a special stock dividend equal to 0.01 Class A Share, 0.01 Class T Share and 0.01 Class T-3 Shares per Class A Share, Class T Share and Class T-3 Share owned, respectively, payable to stockholders of record on May 31, 2017. During the year ended December 31, 2017, we issued stock dividends equal to 17,120 Class A Shares, 4,826 Class T Shares and 438 Class T-3 Shares. For the year ended December 31, 2016, we issued stock dividends equal to 6,864 Class A Shares and 913 Class T Shares.  For the year ended December 31, 2015, we issued stock dividends equal to 137 Class A Shares and 1 Class T Share. In general, these stock dividends are non-taxable distributions to stockholders and are not considered dividends for purposes of meeting our annual distribution requirement.

The following table shows the sources for the payment of cash distributions to common stockholders for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017		Year Ended December 31, 2016
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$971,924		$456,246
Distributions reinvested through the DRP	$1,088,899		$438,463
Total distributions	$2,060,823		$894,709
Source of distribution coverage:
Cash flows provided by operating activities	$590,810	29%	$86,608	10%
Proceeds from issuances of common stock	$1,470,013	71%	$808,101	90%
Total source of distribution coverage	$2,060,823	100%	$894,709	100%
Cash flows provided by (used in) operating activities (U.S. GAAP basis)	$590,810		$(90,341)
Net loss (in accordance with U.S. GAAP) (1)	$(3,138,952)		$(2,307,419)
(1)	For the years ended December 31, 2017 and 2016, net loss includes acquisition related costs of $89,203 and $29,607, respectively.

The following table compares cumulative cash distributions paid to cumulative net loss (in accordance with U.S. GAAP) for the period from December 19, 2013 (date of inception) through December 31, 2017:

For the Period from December 19, 2013 (Date of Inception) to December 31, 2017
Distributions paid:
Common stockholders in cash	$1,440,396
Common stockholders reinvested through the DRP	1,528,819
Total distributions paid	$2,969,215
Reconciliation of net loss:
Revenues	$12,203,254
Acquisition and transaction related	(1,366,432)
Depreciation and amortization	(5,906,044)
Other operating expenses	(9,168,340)
Other non-operating expenses	(3,886,432)
Net loss (in accordance with U.S. GAAP) (1)	$(8,123,994)
Cash flows used in operating activities	$(707,528)
(1)	Net loss as defined by U.S. GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Share Repurchase Program

The SRP is designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. The terms under which we may repurchase shares may differ between repurchases upon the death or “qualifying disability” of a stockholder or “Exceptional Repurchases” and all other repurchases or “Ordinary Repurchases.” Prior to our initial valuation date, the repurchase price for Ordinary Repurchases was equal to $21.60 per Class A Share, $21.61 per Class T Share and $21.61 per Class T-3 Share. After the initial valuation date, the repurchase price is equal to 96.0% of the most recent applicable estimated value per share reported by us. Accordingly, until we announce new Estimated Per Share NAVs, the repurchase price for Ordinary Repurchases is $22.22 per Class A Share, $23.35 per Class T Share and $22.61 per Class T-3 Share, beginning with the February 28, 2018 repurchase date.

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

Prior to our initial valuation date, the repurchase price for Exceptional Repurchases was equal to $22.50 per Class A Share, $22.51 per Class T Share and $22.51 per Class T-3 Share. After the initial valuation date, the repurchase price is equal to 100.0% of the most recent applicable estimated value per share reported by us. Accordingly, until we announce new Estimated Per Share NAVs, the repurchase price for Exceptional Repurchases is $23.15 per Class A Share, $24.32 per Class T Share and $23.55 per Class T-3 Share, beginning with the February 28, 2018 repurchase date. Exceptional Repurchases are not subject to a one-year holding period, or the 5% repurchase limit discussed above, and may be repurchased with funds from any source.

The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole discretion, may, at any time, amend, suspend or terminate the SRP.

Beginning in July 2017, we repurchased 6,432 Class A Shares and 1,555 Class T Shares under the SRP for the year ended December 31, 2017.  During the years ended December 31, 2016 and 2015, there were no shares repurchased under the SRP. Our SRP was announced on February 17, 2015.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2017	2,695	2,695	$21.60	$58,204	2,695	66,462
August 2017	492	492	$21.61	10,632	492	65,970
September 2017	554	554	$21.62	11,979	554	65,416
October 2017	1,555	1,555	$21.59	33,576	1,555	63,861
November 2017	2,692	2,692	$21.98	59,167	2,692	61,169
December 2017	—	—	—	—	—	61,169
Total	7,988	7,988	$21.73	$173,558	7,988

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plan, reference is made to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is included in this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

On February 17, 2015, our Registration Statement on Form S-11 (File No. 333-199129), covering a public offering of up to $1,190,000,000 of shares of Class A and Class T common stock was declared effective under the Securities Act of 1933, as amended (the “Securities Act”), and on February 2, 2017, Post-Effective Amendment No. 9 to our Registration Statement on Form S-11 (File No. 333-199129), reallocating certain of the remaining shares being offered to offer Class T-3 Shares as a new class of common stock pursuant to the Offering and the DRP, was declared effective under the Securities Act.  We ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018.

We offered up to $1,000,000,000 of Class A Shares, Class T Shares and Class T-3 Shares, in any combination. We also offered up to $190,000,000 of Class A, Class T and Class T-3 Shares in the DRP.

From the effective date of the Offering through December 31, 2017, we sold the following securities in the Offering for the following aggregate offering proceeds:

•	1,401,711 Class A Shares, 387,934 Class T Shares and 241,167 Class T-3 Shares, equal to $49,628,418 in aggregate gross offering proceeds, in the reasonable best efforts Offering.

•	51,225 Class A Shares, 11,951 Class T Shares and 1,741 Class T-3 Shares, equal to $1,528,893 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through December 31, 2017, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$4,347,453
Offering costs paid to non-related parties	3,511,172
Total offering costs paid	$7,858,625

(1)

“Offering costs to related parties” include selling commissions, dealer manager fees and due diligence expense reimbursements paid to Inland Securities, which re-allowed all or a portion of these amounts to soliciting dealers that are not related to Inland Securities.

From the effective date of the Offering through December 31, 2017, the net offering proceeds to us from the Offering and the DRP, after deducting the total expenses incurred described above, were $43.3 million. As of December 31, 2017, we used $24.0 million to repay a portion of our debt which was originally incurred in connection with the purchase of real estate $15.5 million in related costs associated with our purchase of real estate, of which $0.2 million was paid to related parties, and $2.0 million to pay distributions. The remaining proceeds were held as cash at December 31, 2017. In addition, we received $6.5 million from our Business Manager as a refund of offering costs previously paid by us which resulted from costs exceeding allowable amounts as described in our registration statement for the Offering. The table above does not include the refund of offering costs.

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

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013 (a)
Balance Sheet Data:
Total assets	$107,984,288	$52,882,963	$50,887,071	$2,867,123	$996,053
Mortgages and note payable, net	$66,396,156	$27,447,459	$45,646,954	$—	$—

	For the year ended December 31
	2017	2016	2015	2014	2013 (a)
Total income	$7,310,410	$3,925,373	$967,471	$—	$—
Net loss	$(3,138,952)	$(2,307,419)	$(2,492,602)	$(154,710)	$(30,311)
Net loss per common share, basic and diluted (b)	$(1.76)	$(2.80)	$(48.07)	$(19.34)	$(3.79)
Distributions paid to common stockholders	$971,924	$456,246	$12,226	$—	$—
Distributions declared to common stockholders (c)	$2,137,475	$1,008,178	$37,421	$—	$—
Cash flows provided by (used in) operating activities	$590,810	$(90,341)	$(1,205,484)	$(2,513)	$—
Cash flows used in investing activities	$(59,459,599)	$(85,091)	$(45,901,562)	$—	$—
Cash flows provided by (used in) financing activities	$57,386,910	$3,932,902	$52,155,283	$(264,852)	$500,000

(a)	As of and for the period from December 19, 2013 (inception) through December 31, 2013.
(b)	The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the period ended.
(c)

Our board of directors declared annualized distributions of $1.25 and $1.01 per share for Class A Shares and Class T Shares, respectively. Our board of directors declared annualized distributions of $1.21 per share for Class T-3 Shares in 2017.

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
•

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our “reasonable best efforts” Offering and the DRP, and may continue to pay distributions from the proceeds of the DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders;

•

Because we raised substantially less than the maximum offering amount in our Offering, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause our overall investment performance and the value of our stockholders’ investment to vary more widely with the performance of a single property, and cause our fixed operating expenses to constitute a greater percentage of our gross income.  Raising fewer proceeds in our Offering, therefore, increases the risk that our stockholders will not receive a full return of their investment.

•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2017, 2016 and 2015;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	We have a limited operating history and the prior performance of programs sponsored by IREIC should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We do not have employees and will rely on our Business Manager and our Real Estate Manager to manage our business and assets;
•	Persons performing services for our Business Manager and our Real Estate Manager are employed by our Sponsor or its affiliates and face competing demands for their time and service;
•	We do not have arm’s-length agreements with our Business Manager, Real Estate Manager or other affiliates of our Sponsor;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager;
•	We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•	Our properties may compete with the properties owned by other programs sponsored by our Sponsor or IPCC for, among other things, tenants;
•	There are limits on the ownership and transferability of our shares; and
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the years ended December 31, 2017, 2016 and 2015.  Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in December 2013 to acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. Our real estate portfolio consists primarily of “stabilized” Class A and Class B multi-family properties. We are managed by our Business Manager. Substantially all of our business is conducted through our operating partnership, of which we are the sole general partner.  We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2015.

We commenced our Offering of Class A Shares and Class T Shares on February 17, 2015 and, effective February 2, 2017, we reallocated certain of the remaining shares being offered in our Offering to offer Class T-3 Shares.  We ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018.

Outlook

The U.S multifamily market remains strong, with demand reaching a seven-year high in 2017 according to CBRE’s fourth quarter 2017 multifamily report. The 241,200 units absorbed nationally over the last year mark the second-highest annual total during the recovery/expansion period. Reflective of that, during the year ended December 31, 2017, our properties enjoyed a weighted average daily occupancy of 94.7% and, at year end, 599 units, or 96.1% of our total residential units, were leased. Vacancies remain low nationally, while developers continue to deliver new product, with 265,900 units completed in 2017 to meet demand. New construction will continue to focus on areas with a strong live-work-play environment, catering to both millennials and baby boomers, who prefer the amenities and flexibility offered by apartment living.

Across the country, most markets experienced modest rent growth in 2017, although some larger markets recorded a decrease in rent that brought the average monthly effective rent down by approximately 0.3% to $1,628, according to CBRE. A growing population, low unemployment, strong wages and elevated consumer confidence levels could lead to enhanced household formation in the coming years, particularly by young adults.   This could help sustain the current strong U.S. multifamily market for the foreseeable future notwithstanding expectations for continued development.

Company Highlights - Year Ended December 31, 2017

Acquisitions

During the year ended December 31, 2017, we acquired, through our wholly owned subsidiaries, Commons at Town Center in Vernon Hills, Illinois and Verandas at Mitylene in Montgomery, Alabama from unaffiliated third parties. Commons at Town Center has 105,442 square feet with 85 residential units plus 10,609 square feet with five retail units and Verandas at Mitylene has 376,968 square feet with 332 residential units.

Financings

The purchase price of Commons at Town Center of $23 million was financed by entering into a seven-year mortgage loan for $13.8 million and an eight-month note payable for $9.2 million. As of December 31, 2017, $5.7 million of the note payable was repaid and subsequently, on January 23, 2018 the remaining $3.5 million was repaid. Verandas at Mitylene was funded with the proceeds of a ten-year mortgage loan for $21.9 million and offering proceeds of $14.7 million.

Capital

Excluding the DRP, we generated gross proceeds of $8.2 million, $2.6 million and $5.8 million from sales of our Class A Shares, Class T Shares and Class T-3 Shares, respectively, during the year ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses

Short-term liquidity and capital needs such as:

•	Interest on mortgage loans
•	Interest and principal payments on our note payable
•	Property operating expenses
•	General and administrative expenses
•	Distributions to stockholders
•	Non-transaction based fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP

Long-term liquidity and capital needs such as:

•	Acquisition of real estate investments
•	Interest & principal payments on mortgage loans
•	Capital expenditures
•	Repurchases of shares under the SRP
•	Payment to Sponsor and its affiliates of deferred advances and fees

Sources

•	Cash receipts from our properties
•	Proceeds from the DRP
•	Proceeds from mortgage loans

The remaining outstanding balance of the note on December 31, 2017, was paid in January 2018.

For information related to our debt maturities reference is made to Note 6 – “Mortgages and Note Payable, Net” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8.

Cash Flow Analysis

	For the year ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net cash flows provided by (used in) operating activities	$590,810	$(90,341)	$(1,205,484)	$681,151	$1,115,143
Net cash flows used in investing activities	$(59,459,599)	$(85,091)	$(45,901,562)	$(59,374,508)	$45,816,471
Net cash flows provided by financing activities	$57,386,910	$3,932,902	$52,155,583	$53,454,008	$(48,222,681)

Operating activities

Cash provided by operating activities increased $0.7 million during 2017 compared to 2016 primarily due to payments made in 2016 related to our 2015 acquisition, cash generated from property operations from our recent acquisitions and timing of payments. Cash provided by operating activities increased $1.1 million during 2016 compared to 2015 primarily due to a full year of operations of our real estate property purchased in September 2015.

Investing activities

	For the year ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Purchases of real estate	$(59,309,923)	$—	$(45,901,562)	$(59,309,923)	$45,901,562
Capital expenditures	$(149,676)	$(85,091)	$—	$(64,585)	$(85,091)
Net cash flows used in investing activities	$(59,459,599)	$(85,091)	$(45,901,562)	$(59,374,508)	$45,816,471

We used more cash in our investing activities during 2017 compared to 2016 primarily due to the acquisition of Commons at Town Center and Verandas at Mitylene in 2017. Cash used in investing activities decreased $45.8 million during 2016 compared to 2015 primarily due to the purchase of the Retreat at Market Square in 2015.

Financing activities

	For the year ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Proceeds from offering net of offering costs	14,117,484	22,691,439	3,790,713	$(8,573,955)	$18,900,726
Reimbursement of offering costs	6,500,000	—	—	$6,500,000	$—
Distributions paid	(971,924)	(456,246)	(12,226)	$(515,678)	$(444,020)
Advances from (payments to) sponsor	(1,000,000)	—	2,650,000	$(1,000,000)	$(2,650,000)
Shares repurchased	(173,558)	—	—	$(173,558)	$—
Total changes related to debt	39,230,000	(18,300,000)	45,750,000	$57,530,000	$(64,050,000)
Other	(315,092)	(2,291)	(22,904)	$(312,801)	$20,613
Net cash provided by financing activities	$57,386,910	$3,932,902	$52,155,583	$53,454,008	$(48,222,681)

Cash provided by financing activities increased $53.5 million during 2017 compared to 2016. During the years ended December 31, 2017, 2016 and 2015, we generated proceeds from the sale of our shares, net of offering costs paid, of $14.1 million, $22.7 million and $3.8 million, respectively. In 2017, we received reimbursement of offering costs. For further information, reference is made to Note 11 – “Transactions with Related Parties” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8. In 2015, our sponsor provided a non-interest bearing advance of $2.7 million, of which $1.0 million was repaid in 2017. During the years ended December 31, 2017, 2016 and 2015, we paid $1.0 million, $0.5 million and $12,000, respectively, in distributions (excludes distributions reinvested via DRP) and repurchased $173,558 of shares in 2017. During 2017, we obtained mortgage loans and a note payable in an aggregate amount of $44.9 million to finance our acquisitions and paid $5.7 million toward our note payable.  During 2016, we paid $18.3 million toward our mortgage loan. We generated $45.8 million from borrowings in 2015 to fund the purchase of the Retreat at Market Square.

We have not yet generated sufficient cash flow from operations to fund distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Some or all of our distributions may be paid from retained cash flow (if any), from borrowings (if available) and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of the Offering and DRP. Accordingly, we have historically paid distributions from the net proceeds of our Offering, and until such time as we are generating cash flow from operations sufficient to cover distributions, we will likely continue to pay distributions from the proceeds of our DRP or other sources, including cash on hand. We have not established any limit on the extent to which we may use alternate sources to pay distributions. Through December 31, 2017, $2.0 million or 67.5% of the cash distributions paid to stockholders were paid from the net proceeds of our Offering, which reduced the proceeds available for other purposes. To the extent we continue to pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share and the Estimated Per Share NAVs may decline, and there is no assurance that we will be able to sustain distributions at that level.

Distributions

A summary of the cash distributions declared and paid, and cash flows provided by operations for years ended December, 2017, 2016 and 2015 is as follows:

	December 31,
	2017	2016	2015

Total cash distributions declared (a)	$2,137,475	$1,008,178	$37,421

Total cash distributions paid (b)	$2,060,823	$894,709	$13,683
Cash distributions paid	971,924	456,246	12,226
Distributions reinvested via DRP	1,088,899	438,463	1,457

Cash flow provided by (used in) operations	$590,810	$(90,341)	$(1,205,484)
Net offering proceeds (c)	$14,117,484	$22,691,439	$3,790,713

(a)

Our board of directors declared annualized distributions of $1.25, $1.01 and $1.21 per share for Class A Shares, Class T Shares and Class T-3 Shares (2017 only), respectively. For the years ended December 31, 2017, 2016 and 2015, the distributions declared per Class T Share are less than the distributions declared per Class A Share by an amount equal to the distribution and stockholder servicing fee paid per Class T Share of $0.24. For the year ended December 31, 2017, the distributions declared per

Class T-3 Share are less than the distributions declared per Class A Share by an amount equal to $0.04, which represents a portion of the distribution and stockholder servicing fee. The remaining distribution and stockholder servicing fee per Class T-3 Share of approximately $0.20 will impact the estimated value per share of the Class T-3 Shares.

(b)	Approximately 71.0%, 90.5% and 100% of cash distributions paid for the years ended December 31, 2017, 2016 and 2015, respectively, were paid from the net proceeds of our Offering and DRP.
(c)	The Offering commenced on February 17, 2015 and terminated on January 3, 2018.

Results of Operations

These sections describe and compare our results of operations for the years ended December 31, 2017, 2016 and 2015. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of our property that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the year ended December 31, 2017 and 2016

A total of one multi-family property was acquired on or before January 1, 2016 and represents our “same store” property during the years ended December 31, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2016. For the years ended December 31, 2017 and 2016, two properties constituted non-same store properties. The following table presents property net operating income broken out between same store and non-same store, prior to amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$6,557,908	$3,570,084	$2,987,824	$3,633,782	$3,570,084	$63,698	$2,924,126	$—	$2,924,126
Other property income	752,502	355,289	397,213	376,364	355,289	21,075	376,138	—	376,138
Total income	$7,310,410	$3,925,373	$3,385,037	$4,010,146	$3,925,373	$84,773	$3,300,264	$—	$3,300,264

Property operating expenses	$2,248,704	$1,181,819	$1,066,885	$1,199,529	$1,181,819	$17,710	$1,049,175	—	$1,049,175
Real estate tax expense	764,884	353,212	411,672	356,066	353,212	2,854	408,818	—	408,818
Total property operating expenses	$3,013,588	$1,535,031	$1,478,557	$1,555,595	$1,535,031	$20,564	$1,457,993	$—	$1,457,993

Property net operating income	$4,296,822	$2,390,342	$1,906,480	$2,454,551	$2,390,342	$64,209	$1,842,271	$—	$1,842,271

General and administrative expenses	(1,397,780)	(1,196,519)	(201,261)
Acquisition related costs	(89,203)	(29,607)	(59,596)
Business management fee	(476,842)	(274,540)	(202,302)
Depreciation and amortization	(3,461,439)	(1,822,246)	(1,639,193)
Interest expense	(2,045,389)	(1,379,761)	(665,628)
Interest and other income	34,879	4,912	29,967
Net loss	$(3,138,952)	$(2,307,419)	$(831,533)

Net loss.  Net loss was $3,138,952 and $2,307,419 for the year ended December 31, 2017 and 2016, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of our investment property owned during the year ended December 31, 2017, with the results of the same investment property owned during the year ended December 31, 2016, property net operating income increased $64,209. The increase is due to increased property income due to increased occupancy and market rents.

“Non-same store” total property net operating income increased $1,842,271 during 2017 as compared to 2016. The increase is primarily a result of acquiring two additional properties in 2017.

General and administrative expenses. General and administrative expenses increased $201,261 in 2017 compared to 2016 primarily due to the growth in our portfolio.

Acquisition related costs. Acquisition related expenses increased $59,596 in 2017 compared to 2016. The increase is attributed to our acquisition related activity.

Business management fee. Business management fees increased $202,302 in 2017 compared to 2016 primarily due to the acquisition of two properties which increased assets under management.

Depreciation and amortization. Depreciation and amortization increased $1,639,193 in 2017 as compared to 2016. This increase is due to acquisitions during 2017.

Interest expense. Interest expense increased $665,628 in 2017 compared to 2016. The increase is due to borrowings to fund recent acquisitions.

Interest and other income. Interest and other income increased $29,967 primarily due to higher interest earned as a result of higher cash balances in 2017 compared to 2016.

Comparison of the year ended December 31, 2016 and 2015

We purchased our first property on September 30, 2015.  As no properties were acquired in the year ended December 31, 2016 there are no “non-same store” properties reflected in the table below. Variances are primarily due to the purchase of our first property in 2015 and our capital raising efforts. The following table presents property net operating income prior to amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2016 and 2015, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total
	For the year ended December 31,
	2016	2015	Change
Rental income	$3,570,084	$865,899	$2,704,185
Other property income	355,289	101,572	253,717
Total income	$3,925,373	$967,471	$2,957,902

Property operating expenses	$1,181,819	$253,268	$928,551
Real estate tax expense	353,212	87,003	266,209
Total property operating expenses	$1,535,031	$340,271	$1,194,760

Property net operating income	$2,390,342	$627,200	$1,763,142

General and administrative expenses	(1,196,519)	(657,293)	(539,226)
Acquisition related costs	(29,607)	(1,247,622)	1,218,015
Business management fee	(274,540)	(91,455)	(183,085)
Depreciation and amortization	(1,822,246)	(622,359)	(1,199,887)
Interest expense	(1,379,761)	(501,073)	(878,688)
Interest and other income	4,912	—	4,912
Net loss	$(2,307,419)	$(2,492,602)	$185,183

Net loss.  Net loss was $2,307,419 and $2,492,602 for the year ended December 31, 2016 and 2015, respectively.

Total income.  Total income increased $2,957,902 in 2016 compared to 2015 due to tenant rental and fee income from the acquisition of our real estate property in September 2015. Rental income is impacted by rental rates and occupancy levels.

Property operating expenses.  Property operating expenses consisted of property management fees and costs of owning and maintaining our real estate property. The increase in property operating expenses of $928,551 in 2016 compared to 2015 was due to owning our real estate property for a full year.

Real estate tax expense.  During 2016 and 2015, real estate tax expense increased $266,209 due to owning our real estate property for a portion of 2015 compared to a full year in 2016.

General and administrative expenses.  General and administrative expenses increased $539,226 in 2016 compared to 2015.  In 2016, general and administrative expenses consisted primarily of related party stock discounts of $19,356, professional fees of $734,348 and other costs of $442,815. In 2015, general and administrative expenses consisted primarily of related party stock discounts of $8,065, professional fees of $464,194 and other costs of $185,034.

Acquisition related costs. Acquisition related expenses decreased $1,218,015 in 2016 compared to 2015. The decrease is attributed to less acquisition related activity.

Business management fee. Business management fees increased $183,085 in 2016 compared to 2015. The increase is due to the acquisition of one property which increased assets under management.

Depreciation and amortization expense.  Depreciation and amortization increased in 2016 compared to 2015 due to the purchase of our real estate during the third quarter of 2015.

Interest expense.  During 2016, interest expense increased compared to 2015 due to financing the property purchased during the third quarter of 2015.

Critical Accounting Policies

Our accounting policies have been established to conform to U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8. We have identified five significant accounting policies as critical accounting policies.

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

Acquisitions

In January 2017, the Financial Accounting Standards Board issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. Under the updated guidance, an acquisition of a property is likely to be treated as an asset acquisition as opposed to a business combination. We early adopted the new guidance and modified our accounting policy effective October 1, 2016, to record the entirety of the asset acquisitions of real property and related intangible assets and liabilities at their relative fair values. Additionally, we capitalize the associated transaction costs.

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

Prior to October 1, 2016, we expensed acquisition expenses as incurred and assets acquired and liabilities assumed were measured at their fair values rather than their relative fair values.

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

Distribution and Stockholder Servicing Fee

The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of its estimated value per share) for each Class T Share and Class T-3 Share sold in its Offering. The aggregate amount of underwriting compensation for Class T Shares and Class T-3 Shares including the distribution and stockholder servicing fee cannot exceed FINRA’s 10% cap on underwriting compensation. The fee is on-going and is not paid at the time of purchase and is paid monthly in arrears. Beginning in 2016, the Company accounted for the fee as a charge to equity at the time each Class T Share and Class T-3 Share was sold in the Offering and recorded a corresponding payable in due to related parties. Prior to January 1, 2016, the Company adopted original industry accounting guidance which accounted for this fee as a charge to equity on a periodic basis as it became contractually due and payable, in the application of accounting for the distribution and stockholder servicing fee.

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8.

Contractual Obligations

Our mortgages payable are generally non-recourse to us.  We have, however, guaranteed the full amount of the mortgages payable by our subsidiaries in the event that the applicable subsidiary fails to pay all real estate taxes which accrue or become due, provide access or information to the property or obtain the lender’s prior written consent to any liens on or transfers of the property, and in the event of any losses, costs or damages incurred by the lender as a result of fraud or intentional misrepresentation of the subsidiary borrower, gross negligence or willful misconduct, material waste of the property and the breach of any representation or warranty concerning environmental laws, among other things.

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2017.

	Payments due by period
	2018	2019	2020	2021	2022	Thereafter	Total
Principal payments on debt	$—	$3,500,000	$—	$124,063	$505,081	$62,550,856	$66,680,000
Interest payments on debt	2,589,527	2,408,327	2,398,605	2,391,672	2,404,359	5,558,447	17,750,937
Total	$2,589,527	$5,908,327	$2,398,605	$2,515,735	$2,909,440	$68,109,303	$84,430,937

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2017, we had outstanding debt of $66.7 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 3.64% to 5.4% per annum. The weighted average interest rate was 3.82%. As of December 31, 2017, the weighted average years to maturity for our mortgages and note payable was approximately 6.89 years.

As of December 31, 2017 and 2016, we do not have any variable rate debt. As of December 31, 2017, our fixed-rate debt consisted of secured mortgage financings and note payable with a carrying value of $66.7 million and a fair value of $65.3 million. As of December 31, 2016, our fixed-rate debt consisted of secured mortgage financing with a carrying value of $27.5 million and a fair value of $27.0 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $5.0 million at December 31, 2017. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $2.6 million at December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Residential Properties Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inland Residential Properties Trust, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois

March 6, 2018

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Assets:
Real estate:
Land	$9,845,410	$6,301,838
Building and other improvements	93,980,734	38,889,177
Total real estate	103,826,144	45,191,015
Less accumulated depreciation	(4,391,774)	(1,822,971)
Net real estate	99,434,370	43,368,044
Cash and cash equivalents	7,556,763	9,038,642
Accounts and rent receivable	72,576	17,961
Acquired-in place lease intangibles, net	335,674	—
Other assets	584,905	458,316
Total assets	$107,984,288	$52,882,963

LIABILITIES AND EQUITY
Liabilities:
Mortgages and note payable, net	$66,396,156	$27,447,459
Accounts payable and accrued expenses	895,189	232,736
Distributions payable	213,859	137,207
Due to related parties	5,273,153	5,684,753
Other liabilities	212,105	67,287
Total liabilities	72,990,462	33,569,442

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.001 par value, 320,000,000 shares authorized, 1,479,155 shares and 1,098,858 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,479	1,099
Class T common stock, $.001 par value, 40,000,000 authorized, 404,069 shares and 284,283 shares issued and outstanding as of December 31, 2017 and 2016, respectively	404	284
Class T-3 common stock, $.001 par value, 40,000,000 shares authorized, 243,346 shares and none issued and outstanding as of December 31, 2017 and 2016, respectively	243	—
Additional paid in capital (net of offering costs of $4,867,250 and $8,268,768 as of December 31, 2017 and 2016, respectively)	47,049,832	25,539,970
Distributions and accumulated losses	(12,058,132)	(6,227,832)
Total stockholders’ equity	34,993,826	19,313,521
Total liabilities and stockholders’ equity	$107,984,288	$52,882,963

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Income:
Rental income	$6,557,908	$3,570,084	$865,899
Other property income	752,502	355,289	101,572
Total income	7,310,410	3,925,373	967,471

Expenses:
Property operating expenses	2,248,704	1,181,819	253,268
Real estate tax expense	764,884	353,212	87,003
General and administrative expenses	1,397,780	1,196,519	657,293
Acquisition related costs	89,203	29,607	1,247,622
Business management fee	476,842	274,540	91,455
Depreciation and amortization	3,461,439	1,822,246	622,359
Total expenses	8,438,852	4,857,943	2,959,000

Operating loss	(1,128,442)	(932,570)	(1,991,529)

Interest expense	(2,045,389)	(1,379,761)	(501,073)
Interest and other income	34,879	4,912	—

Net loss	$(3,138,952)	$(2,307,419)	$(2,492,602)

Net loss per common share, basic and diluted	$(1.76)	$(2.80)	$(48.07)

Weighted average number of common shares outstanding, basic and diluted	1,783,029	824,457	51,851

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

For the years ended December 31, 2017, 2016 and 2015

	Common Stock								Additional	Distributions and
	Common		Class A		Class T		Class T-3		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 31, 2014	8,000	$8	—	$—	—	$—	—	$—	$199,992	$(185,021)	$14,979
Proceeds from the offering	—	—	266,283	266	15,156	15	—	—	6,779,654	—	6,779,935
Offering costs	—	—	—	—	—	—	—	—	(4,597,765)	—	(4,597,765)
Conversion of common into Class A	(8,000)	(8)	8,000	8	—	—	—	—	—	—	—
Discount on shares to related parties	—	—	—	—	—	—	—	—	8,065	—	8,065
Issuance of shares from distribution reinvestment plan	—	—	61	—	—	—	—	—	1,457	—	1,457
Distributions declared	—	—	—	—	—	—	—	—	—	(37,421)	(37,421)
Stock dividends issued	—	—	137	—	1	—	—	—	3,436	(3,436)	—
Net loss	—	—	—	—	—	—	—	—	—	(2,492,602)	(2,492,602)
Equity based compensation	—	—	—	—	—	—	—	—	3,438	—	3,438
Balance at December 31, 2015	—	—	274,481	274	15,157	15	—	—	2,398,277	(2,718,480)	(319,914)
Proceeds from the offering	—	—	800,942	801	266,034	266	—	—	26,151,925	—	26,152,992
Offering costs	—	—	—	—	—	—	—	—	(3,671,003)	—	(3,671,003)
Discount on shares to related parties	—	—	—	—	—	—	—	—	19,356	—	19,356
Issuance of shares from distribution reinvestment plan	—	—	16,370	17	2,179	2	—	—	438,444	—	438,463
Distributions declared	—	—	—	—	—	—	—	—	—	(1,008,178)	(1,008,178)
Stock dividends issued	—	—	6,864	7	913	1	—	—	193,747	(193,755)	—
Net loss	—	—	—	—	—	—	—	—	—	(2,307,419)	(2,307,419)
Equity based compensation	—	—	201	—	—	—	—	—	9,224	—	9,224
Balance at December 31, 2016	—	—	1,098,858	1,099	284,283	284	—	—	25,539,970	(6,227,832)	19,313,521
Proceeds from the offering	—	—	334,486	334	106,744	106	241,167	241	16,602,300	—	16,602,981
Offering costs, net	—	—	—	—	—	—	—	—	3,401,518	—	3,401,518
Discount on shares to related parties	—	—	—	—	—	—	—	—	24,530	—	24,530
Issuance of shares from distribution reinvestment plan	—	—	34,794	35	9,772	10	1,741	2	1,088,852	—	1,088,899
Shares repurchased	—	—	(6,432)	(6)	(1,556)	(1)	—	—	(173,551)	—	(173,558)
Distributions declared	—	—	—	—	—	—	—	—	—	(2,137,475)	(2,137,475)
Stock dividends issued	—	—	17,120	17	4,826	5	438	—	553,851	(553,873)	—
Net loss	—	—	—	—	—	—	—	—	—	(3,138,952)	(3,138,952)
Equity based compensation	—	—	329	—	—	—	—	—	12,362	—	12,362
Balance at December 31, 2017	—	$—	1,479,155	$1,479	404,069	$404	243,346	$243	$47,049,832	$(12,058,132)	$34,993,826

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(3,138,952)	$(2,307,419)	$(2,492,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,461,439	1,822,246	622,359
Amortization of debt issuance costs	33,789	102,796	34,233
Amortization of equity based compensation	12,361	9,224	3,438
Discount on shares issued to related parties	24,530	19,356	8,065
Changes in assets and liabilities:
Accounts payable and accrued expenses	293,914	(45,053)	75,759
Accounts and rents receivable	(74,024)	17,802	(35,763)
Due to related parties	27,652	266,454	809,512
Other liabilities	76,879	17,632	49,655
Other assets	(126,778)	6,621	(280,140)
Net cash flows provided by (used in) operating activities	590,810	(90,341)	(1,205,484)

Cash flows from investing activities:
Purchase of real estate	(59,309,923)	—	(45,901,562)
Capital expenditures	(149,676)	(85,091)	—
Net cash flows used in investing activities	(59,459,599)	(85,091)	(45,901,562)

Cash flows from financing activities:
Payment of mortgages and note payable	(5,700,000)	(18,300,000)	—
Proceeds from mortgages and note payable	44,930,000	—	45,750,000
Proceeds from offering	16,602,981	26,152,992	6,779,935
Payment of offering costs	(2,485,497)	(3,461,553)	(2,989,222)
Reimbursement of offering costs	6,500,000	—	—
Distributions paid	(971,924)	(456,246)	(12,226)
Shares repurchased	(173,558)	—	—
(Payments to) advances from sponsor	(1,000,000)	—	2,650,000
Payment of debt issuance costs	(315,092)	(2,291)	(22,904)
Net cash flows provided by financing activities	57,386,910	3,932,902	52,155,583

Net (decrease) increase in cash and cash equivalents	$(1,481,879)	$3,757,470	$5,048,537
Cash and cash equivalents at beginning of the period	9,038,642	5,281,172	232,635
Cash and cash equivalents at end of the period	$7,556,763	$9,038,642	$5,281,172

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Supplemental disclosure of cash flow information:
In conjunction with the purchase of real estate, the Company acquired assets and assumed liabilities as follows:
Land	$3,543,573	$—	$6,301,838
Building and other improvements	49,994,877	—	36,723,483
Site improvements	3,214,178	—	867,859
Furniture, fixtures and equipment	1,767,003	—	1,232,754
Acquired in-place lease intangibles	1,194,134	—	601,623
Assumed assets and liabilities, net	(403,842)	—	174,005
Purchase of real estate	$59,309,923	$—	$45,901,562

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$1,917,723	$1,281,454	$476,881

Distributions payable	$213,859	$137,207	$23,738

Accrued offering costs payable	$725,430	$541,723	$332,272

Stock dividends issued	$553,873	$193,755	$3,436

Common stock issued through distribution reinvestment plan	$1,088,899	$438,463	$1,457

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 - ORGANIZATION

Inland Residential Properties Trust, Inc. (the “Company”) was formed on December 19, 2013 to primarily acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. The Company entered into a business management agreement (as amended, the “Business Management Agreement”) with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company. Substantially all of the Company’s business is conducted through Inland Residential Operating Partnership, L.P. (the “operating partnership”), of which the Company is the sole general partner. The Company elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with the tax year ended December 31, 2015.

At December 31, 2017, the Company owned real estate consisting of three multi-family communities totaling 623 units. The properties consist of 677,142 square feet of residential and 10,609 square feet of retail gross leasable area. During the year ended December 31, 2017, the properties’ weighted average daily occupancy for residential was 94.7% and at December 31, 2017, 599 units, or 96.1% of the residential units were leased. At December 31, 2017, 100% of the retail units were occupied.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods presented. Actual results could differ from those estimates.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as the operating partnership and the accounts of the Company’s indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The fiscal year-end of the Company is December 31.

Information with respect to square footage and occupancy is unaudited.

Acquisitions

In January 2017, the Financial Accounting Standards Board the (“FASB”) issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. Under the updated guidance, an acquisition of a property is likely to be treated as an asset acquisition as opposed to a business combination. The Company early adopted the new guidance and modified its accounting policy effective October 1, 2016, to record the entirety of the asset acquisitions of real property and related intangible assets and liabilities at their relative fair values. Additionally, the Company capitalizes the associated transaction costs.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

other leasing costs are amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense.

Prior to October 1, 2016, the Company expensed acquisition expenses as incurred and assets acquired and liabilities assumed were measured at their fair values rather than their relative fair values.

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

REIT Status

The Company has qualified and has elected to be taxed as a REIT beginning with the tax year ended December 31, 2015. In order to qualify as a REIT, the Company is required to distribute annually at least 90% of its taxable income, subject to certain adjustments, to its stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company monitors the business and transactions that may potentially impact its REIT status. If it fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to U.S. federal and state income tax on its taxable income at regular corporate rates.

Income Taxes

Prior to 2015, income taxes were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for future tax consequences and were attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses. A valuation allowance was established for uncertainties relating to realization of deferred tax assets. As a result of the REIT election at December 31, 2015, the Company reversed a deferred tax asset of $726,017 and associated valuation allowance related to its REIT activities.

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

DECEMBER 31, 2017

Building and other improvements	30 years
Site improvements	5-15 years
Furniture, fixtures and equipment	3-15 years

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, over the term of the related agreement as a component of interest expense. These costs are reported as a direct deduction to the Company’s outstanding mortgages payable.

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

Distribution and Stockholder Servicing Fee

The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of its estimated value per share) for each Class T Share and Class T-3 Share sold in its Offering. The aggregate amount of underwriting compensation for Class T Shares and Class T-3 Shares including the distribution and stockholder servicing fee cannot exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The fee is on-going and is not paid at the time of purchase and is paid monthly in arrears. Prior to January 1, 2016, the Company adopted original industry accounting guidance which accounted for this fee as a charge to equity on a periodic basis as it became contractually due and payable, in the application of accounting for the distribution and stockholder servicing fee.

In accordance with the new guidance, beginning in 2016, the Company accounted for the fee as a charge to equity at the time each Class T Share and Class T-3 Share was sold in its Offering and recorded a corresponding payable in due to related parties. At December 31, 2017 the unpaid fee equal to $551,298 was recorded in due to related parties in the accompanying consolidated balance sheets.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Equity Based Compensation

The Company has restricted shares outstanding at December 31, 2017. The Company recognizes expense related to the fair value of equity based compensation awards as general and administrative expense in the accompanying consolidated statements of operations. The Company recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 7 - "Equity Based Compensation" for further information.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update will require that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation of cash shown on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe that ASU No. 2016-18 will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has identified its lease revenues and non-lease revenues under the guidance. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. The Company expects to adopt the guidance on a modified retrospective basis and upon adoption of the Leases guidance, non-lease components of new, extended or modified leases, including common area maintenance reimbursements, will be accounted for under the Revenue from Contracts with Customers guidance as described below.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. Once ASU No. 2016-02 becomes effective, the new revenue standard will apply to certain executory costs and other non-lease components even though the revenue for such activities is not separately stipulated in the tenant’s lease. The Company has evaluated the specific revenue streams that could be most significantly impacted by this ASU and expects that the revenue recognition from these activities and other miscellaneous income will be generally consistent with current recognition methods, and therefore does not expect material changes to the consolidated financial statements as a result of adoption. Common area reimbursements to be impacted by ASU No. 2014-09 will not be addressed until the Company's adoption of ASU No. 2016-02, considering its revisions to accounting for common area maintenance described above. The Company anticipates using the cumulative effect transition method to implement the ASU.

NOTE 3 – EQUITY

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The Company commenced an offering of shares of Class A common stock, $.001 par value per share (“Class A Shares”) and shares of Class T common stock, $.001 par value per share (“Class T Shares”) on February 17, 2015 (the “Offering”) and, effective February 2, 2017, the Company reallocated certain of the remaining shares offered in the Offering to offer shares of Class T-3 common stock, $.001 par value per share (“Class T-3 Shares”). The Company ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018.

Excluding proceeds from the Company’s distribution reinvestment plan (as amended, the “DRP”), the Company generated gross proceeds of $8,227,202, $2,556,509 and $5,819,271 from sales of its Class A Shares, Class T Shares and Class T-3 Shares, respectively, during the year ended December 31, 2017. As of December 31, 2017, the Company had 1,479,155 Class A Shares, 404,069 Class T Shares and 243,346 Class T-3 Shares outstanding, respectively.

For the year ended December 31, 2017, the Company declared cash distributions of $2,137,475, paid total distributions of $2,060,823 and issued stock dividends of 22,384 shares to stockholders.  For the year ended December 31, 2016, the Company declared cash distributions of $1,008,178, paid total distributions of $894,709 and issued stock dividends of 7,777 shares to stockholders.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

The Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, cash distributions paid on Class A Shares, Class T Shares and Class T-3 Shares, as applicable, are used to purchase Class A Shares, Class T Shares and Class T-3 Shares, respectively. Such purchases under the DRP are not subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP. The price per share for shares of common stock purchased under the DRP were made initially at a price of $23.75, $22.81 and $22.81 per Class A Share, Class T Share and Class T-3 Share, respectively, until February 5, 2018 when the Company reported estimated per share net asset values of its common stock.  Accordingly, under the DRP, beginning with the February 2018 distribution payment made to stockholders in March 2018 until the Company announces new estimated per share net asset values, distributions may be reinvested for shares of common stock at a price equal to $23.15 per Class A Share, $24.32 per Class T Share and $23.55 per Class T-3 Share.

Distributions reinvested through the DRP were $1,088,899, $438,463 and $1,457 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Repurchases through the SRP were $173,558 in the year ended December 31, 2017. There were no repurchases through the SRP for the years ended December 31, 2016 and 2015.

NOTE 4 – ACQUISITIONS

2017 Acquisitions

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Date Acquired	Property Name	Location	Total Number of Residential Units	Square Footage		Purchase Price (b)
2nd Quarter
5/3/2017	Commons at Town Center	Vernon Hills, IL	85	105,442	(a)	$23,000,000
3rd Quarter
7/27/2017	Verandas at Mitylene	Montgomery, AL	332	376,968		$36,457,616
			417	482,410		$59,457,616

(a)	Total does not include five units comprising 10,609 square feet of extended first floor retail space.
(b)	Contractual purchase price excluding closing credits.

During the year ended December 31, 2017, the Company, through its wholly owned subsidiaries, acquired the real estate properties listed above from unaffiliated third parties. The Commons at Town Center was financed by entering into a seven-year mortgage loan for $13,800,000 and an eight-month note payable for $9,200,000. Verandas at Mitylene was funded with the proceeds of a ten-year mortgage loan for approximately $21,930,000 and offering proceeds of approximately $14,700,000. The acquisitions were accounted for as asset acquisitions. For the year ended December 31, 2017, the Company incurred $338,818 of total acquisition costs, $249,615 of which were capitalized as the acquisition of net real estate in the accompanying consolidated balance sheets and $89,203 of acquisition, dead deal and transaction related costs that are recorded in acquisition related costs in the accompanying consolidated statements of operations.

For properties acquired during the year ended December 31, 2017, the Company recorded total net loss of $1,162,843 and property net loss of $133,262.

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2017. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Land	$3,543,573
Building and other improvements	49,994,877
Site improvements	3,214,178
Furniture, fixtures and equipment	1,767,003
Acquired in-place lease intangibles	1,194,134
Assumed assets and liabilities, net	(403,842)
Total	$59,309,923

2016 Acquisitions

During the year ended December 31, 2016, the Company did not acquire any real estate properties.

The Company incurred $29,607 and $1,247,622 during the years ended December 31, 2016 and 2015, respectively, of acquisition, dead deal and transaction related costs.  These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The following table summarizes the Company’s identified intangible assets and liabilities:

	December 31, 2017	December 31, 2016
Intangible assets:
Acquired in-place lease value	$592,511	$—
Accumulated amortization	(256,837)	—
Acquired lease intangibles, net	$335,674	$—

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. As of December 31, 2017, the weighted average amortization period for acquired in-place lease intangibles is 1.3 years.

Amortization pertaining to acquired in- place lease value is summarized below:

Amortization recorded as amortization expense:	2017	2016	2015
Acquired in-place lease value	$256,837	$—	$—

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2017 for each of the five succeeding years and thereafter is as follows:

Acquired In-Place Leases
2018	$179,847
2019	85,035
2020	48,976
2021	21,816
2022	—
Thereafter	—
Total	$335,674

NOTE 6 – MORTGAGES AND NOTE PAYABLE, NET

As of December 31, 2017 and 2016, the Company had the following mortgages payable:

			December 31, 2017		December 31, 2016
Type of Debt	Maturity Date	Interest Rate per Annum	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Mortgages Payable:
The Retreat at Market Square	September 30, 2023	3.64%	$27,450,000		$27,450,000	3.64%
Commons at Town Center	May 3, 2024	3.69%	13,800,000		$—
Verandas at Mitylene	August 1, 2027	3.88%	21,930,000		$—
Total Mortgages			$63,180,000	3.73%	$27,450,000	3.64%
Note Payable:
Commons at Town Center	January 3, 2019	5.40%	3,500,000	5.40%	$—
Total debt before debt issuance costs			$66,680,000	3.82%	$27,450,000	3.64%
Unamortized debt issuance costs			(283,844)		(2,541)
Total debt			$66,396,156		$27,447,459

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding unamortized debt issuance costs was $66,680,000 and $27,450,000 as of December 31, 2017 and December 31, 2016, respectively, and its estimated fair value was $65,281,610 and $26,957,385 as of December 31, 2017 and December 31, 2016, respectively.

Mortgages

The mortgage loans require compliance with certain covenants such as debt service ratios, investment restrictions and distribution limitations.  As of December 31, 2017, the Company is in compliance with all financial covenants related to its mortgage loans.

Note Payable

The note payable has customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions including various customary events of default. The Sponsor has agreed to guarantee the obligations or liabilities of the Company’s subsidiary to lender under the note payable. The Company has not paid, and will not pay, any fees or other consideration to the Sponsor for this guarantee. As of December 31, 2017, the Company is in compliance with all financial covenants related to the note payable.

As of December 31, 2017, scheduled principal payments and maturities on the Company’s mortgages and note payable were as follows:

	December 31, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgages	Maturity of Note Payable	Total
2018	$—	$—	$—	$—
2019	—	—	3,500,000	3,500,000
2020	—	—	—	—
2021	124,063	—	—	124,063
2022	505,081	—	—	505,081
Thereafter	348,125	62,202,731	—	62,550,856
Total	$977,269	$62,202,731	$3,500,000	$66,680,000

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The weighted average years to maturity for the Company’s debt is 6.89 years.

NOTE 7 – EQUITY BASED COMPENSATION

In accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”), restricted shares are issued to non-employee directors as compensation.

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period.  At vesting, any restrictions on the shares lapse. The number of shares that may be issued under the RSP is limited to 5% of outstanding shares.  Compensation expense associated with the director restricted shares is included in general and administrative expenses in the accompanying consolidated financial statements.  Compensation expense under the RSP was $12,362, $9,224 and $3,438 in 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the Company had $12,894 and $10,255, respectively, of unrecognized compensation expense related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to non-vested restricted shares will be recognized is 1.46 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2015	822	$18,750	$18,750
Granted	658	15,000	15,000
Vested	(201)	(4,583)	(4,583)
Forfeited	(475)	(10,833)	(10,833)
Outstanding at December 31, 2016	804	$18,334	$18,334
Granted	658	15,000	15,000
Vested	(329)	(7,500)	(7,500)
Forfeited	—	—	—
Outstanding at December 31, 2017	1,133	25,834	25,834

NOTE 8 – INCOME TAX AND DISTRIBUTIONS

The Company has qualified and has elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes commencing with the tax year ending December 31, 2015.  As a result, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it annually distributes at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to U.S. federal income tax on its taxable income at the corporate tax rate.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income. The Company had no uncertain tax positions as of December 31, 2017, 2016 and 2015. The Company expects no significant increases in uncertain tax positions due to changes in tax positions within one year of December 31, 2017. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.  As of December 31, 2017, the tax returns for the calendar years 2017 through 2014 remain subject to examination by U.S. and various state and local tax jurisdictions.

As a result of the REIT election at December 31, 2015, the Company reversed a deferred tax asset of $726,017 and associated valuation allowance related to its REIT activities. Generally, as a REIT, the Company will not pay U.S. federal income tax at the REIT level (including its qualified REIT subsidiaries), but instead a dividends paid deduction will generally offset its taxable income. As a result, while the Company will still be permitted to use net operating losses, subject to certain limitations, to offset its REIT taxable income, the Company does not expect to pay income taxes on its REIT taxable income, and therefore does not expect to be able to realize such deferred tax assets and liabilities.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

For the years ended December 31, 2017, 2016 and 2015, the Company paid and declared the following cash distributions and issued the following stock dividends:

	Class A		Class T		Class T-3
	Distributions Declared	Distributions Paid	Distributions Declared	Distributions Paid	Distributions Declared	Distributions Paid	Stock Dividends (Shares)
2017	$1,663,489	$1,621,172	$375,516	$364,264	$98,470	$75,387	22,384
2016	$903,035	$812,121	$105,143	$82,588	$—	$—	7,777
2015	$36,567	$13,673	$854	$10	$—	$—	138

For income tax purposes only, 100% of the cash distributions to the Class A stockholders, Class T stockholders and Class T-3 stockholders will be treated as nondividend distributions (which are treated for income tax purposes as a return of capital to the extent of a stockholder’s basis in its shares and thereafter as capital gain) and none will be treated as ordinary dividends or capital gain. All stock dividends issued will be treated as non-taxable distributions to the recipient stockholder.

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the years ended December 31, 2017, 2016 and 2015, 919, 419 and 486 shares were excluded from the computation of diluted EPS, respectively, because they would have been antidilutive. The Company does not apply the two-class method for calculating EPS as its share classes only differ on the timing of its payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees.

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment, multi-family real estate, as defined by U.S. GAAP for the years ended December 31, 2017, 2016 and 2015.

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The Sponsor invested $200,000 by purchasing 8,000 shares of common stock which were subsequently converted into 8,000 Class A Shares. On September 9, 2015, the Company sold 87,680.842 Class A Shares to the Sponsor for an aggregate purchase price of $2,000,000, or $22.81 per share.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The following table summarizes the Company’s related party transactions for the years ended December 31, 2017, 2016 and 2015.

		Year ended December 31,			Unpaid amounts as of
		2017	2016	2015	December 31, 2017	December 31, 2016
General and administrative reimbursements	(a)	$421,349	$421,673	$198,095	$98,863	$80,386
Affiliate share purchase discounts	(b)	24,530	19,356	8,065	—	—
Total general and administrative costs		445,879	441,029	206,160	98,863	80,386

Acquisition related costs	(c)	218,858	11,402	711,657	686,250	686,250
Offering costs	(d)	1,701,166	2,588,020	611,128	1,609,242	1,476,746
Reimbursement of offering costs	(e)	6,071,748	—	—	428,252	—
Business management fee	(f)	476,842	274,520	91,455	342,837	365,995
Mortgage financing fee	(g)	—	—	114,375	114,375	114,375
Sponsor non-interest bearing advances	(h)	—	—	2,650,000	1,950,000	2,950,000
					—
Property management fee		286,357	157,757	37,699	—	—
Property operating expenses		690,526	350,960	58,039	43,334	11,001
Total property operating expenses	(i)	976,883	508,717	95,738	43,334	11,001

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

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enable them to purchase shares of common stock at $22.81 per share. The Company sold 11,201 and 8,838 shares to affiliates during the years ended December 31, 2017 and 2016, respectively.

(c)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.  The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to transactions occurring on or after August 8, 2016. The Business Manager and its affiliates continue to be reimbursed for acquisition and transaction related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement.  For the year ended December 31, 2017, of the $218,858 in related party acquisition costs and fees, $164,067 were capitalized in the accompanying consolidated balance sheets and $54,791 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations. Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets. The Business Manager will not require the repayment of $686,250 until at least one-year after the filing date of this report.

(d)

The Company reimburses the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also receives selling commissions equal to 6.0% of the sale price for each Class A Share sold, 2.0% of the sale price for each Class T Share sold and 3.0% of the sale price for each Class T-3 Share sold and a dealer manager fee equal to 2.75% of the sale price for each Class A and Class T Share sold and 2.5% of the sale price for each Class T-3 Share sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company does not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and pays no or reduced selling commissions and dealer manager fees in connection with certain special sales. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share and Class T-3 Share sold in the Offering.  The fee is not paid at the time of the purchase. The Company accounts for the total fee as a charge to equity at the time each Class T Share or Class T-3 Share is sold in the Offering and records a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At December 31, 2017 and 2016, the unpaid fee equal to $551,298 and $335,327, respectively, was recorded in due to related parties in the accompanying consolidated balance sheets. The Sponsor will not require the repayment of $1,011,419 until at least one-year after the filing date of this report.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(e)

Other organization and offering expenses exceeded the maximum expense cap as defined in the Offering. Total offering costs were $10,937,973, of which $7,074,566 were other organization and offering expenses subject to the maximum expense cap.  These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.   Total proceeds raised in the Offering through January 2018 were $50,140,908, resulting in cap excess of $6,071,748.  The Business Manager reimbursed the Company an estimated amount of $6,500,000 during the year ended December 31, 2017.  This amount includes an overpayment of $428,252 which is included in due to related parties in the accompanying consolidated balance sheets.

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

(g)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager, or its affiliates, a mortgage financing fee equal to 0.25% of the amount available or borrowed under the financing or the assumed debt if the Business Manager or its affiliates provided services in connection with the origination or refinancing of any debt that the Company obtained and used to finance properties or other assets, or that was assumed, directly or indirectly, in connection with the acquisition of properties or other assets.  Pursuant to the amended Business Management Agreement, mortgage financing fees were eliminated with respect to transactions occurring on or after August 8, 2016.  Mortgage financing fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets. The Business Manager will not require the repayment of $114,375 until at least one-year after the filing date of this report.

(h)

This amount represents non-interest bearing advances made by the Sponsor which the Company intends to repay.  Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. The Sponsor will not require the repayment of $1,950,000 until at least one-year after the filing date of this report.

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

NOTE 12 – OPERATING LEASES

The Company’s residential lease terms are generally for twelve months or less. The retail lease terms range from 1 to 4 years. Minimum lease payments to be received under retail operating leases as of December 31, 2017 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2018	$257,350
2019	254,650
2020	172,750
2021	78,119
2022	—
Thereafter	—
Total	$762,869

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 13 – QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following represents the results of operations, for each quarterly period, during 2017 and 2016.

	2017
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$2,581,944	$2,285,507	$1,423,204	$1,019,755
Net loss	$(1,042,955)	$(1,032,097)	$(704,794)	$(359,106)
Net loss per common share, basic and diluted (1)	$(0.51)	$(0.55)	$(0.42)	$(0.24)
Weighted average number of common shares outstanding, basic and diluted (1)	2,050,260	1,885,318	1,696,801	1,492,485

	2016
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$995,686	$992,668	$1,005,772	$931,247
Net loss	$(490,644)	$(367,912)	$(606,864)	$(841,999)
Net loss per common share, basic and diluted (1)	$(0.40)	$(0.39)	$(0.88)	$(1.98)
Weighted average number of common shares outstanding, basic and diluted (1)	1,238,219	942,839	687,355	425,942

(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

NOTE 14 – SUBSEQUENT EVENTS

Note Payable

The Company paid in full the outstanding balance of its note payable and accrued interest in January 2018.

Cash distributions

The Company’s board of directors declared cash distributions payable to stockholders of record of Class A, Class T and Class T-3 Shares each day beginning on the close of business December 1, 2017 through the close of business June 30, 2018. Through February 28, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002768493 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. From March 1 through March 31, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758488 per Class T Share and $0.003323017 per Class T-3 Share, based on a 365-day period.  From April 1 through June 30, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758356 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365 day period. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
December 2017	January 2018	$213,859	$109,690	4,673	$104,169
January 2018	February 2018	$219,464	$111,350	4,747	$108,114
February 2018	March 2018	$174,220	$89,610	3,830	$84,610

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2017

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land(C)	Buildings and Improve-ments (C)	Total (C)	Accumulated Depreciation (D)	Date Con- structed	Date Acquired	Depreciable Lives
The Retreat at Market Square	$27,450,000	$6,301,838	$38,824,096	$90,272	$6,301,838	$38,914,368	$45,216,206	$(3,291,618)	2014	2015	5-30
Frederick, MD
Commons at Town Center	$17,300,000	$1,492,382	$21,010,632	$52,155	$1,492,382	$21,062,787	$22,555,169	$(508,464)	2010	2017	5-30
Vernon Hills, IL
Verandas at Mitylene	$21,930,000	$2,051,190	$33,965,426	$38,153	$2,051,190	$34,003,579	$36,054,769	$(591,692)	2007	2017	5-30
Montgomery, AL
Total	$66,680,000	$9,845,410	$93,800,154	$180,580	$9,845,410	$93,980,734	$103,826,144	$(4,391,774)

Notes:

(A) The initial cost to the Company represents the original purchase price of the property.

(B) The aggregate cost of real estate owned at December 31, 2017, 2016 and 2015 for U.S. federal income tax purposes was $106,875,120, $47,020,129 and $46,975,000, respectively (unaudited).

(C) Reconciliation of real estate owned:

	2017	2016	2015
Balance at January 1,	$45,191,015	$45,125,934	$—
Acquisitions	58,519,630	—	45,125,934
Improvements	115,499	65,081	—
Balance at December 31,	$103,826,144	$45,191,015	$45,125,934

(D) Reconciliation of accumulated depreciation:

Balance at January 1,	$1,822,971	$364,520	$—
Depreciation expense	2,568,803	1,458,451	364,520
Balance at December 31,	$4,391,774	$1,822,971	$364,520

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework 2013 issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at inland-investments.com/inland-residential-trust. We will provide the code of ethics free of charge upon request to our investor services group.

Item 11. Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 14.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2017 is submitted herewith.

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

3.1

Articles of Amendment and Restatement of Inland Residential Properties Trust, Inc., dated February 17, 2015 (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

3.2

Articles of Amendment of Inland Residential Properties Trust, Inc., dated March 12, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2015 (file number 333-199129))

3.3

Articles of Amendment of Inland Residential Properties Trust, Inc., dated May 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2015 (file number 333-199129))

3.4

Articles Supplementary of Inland Residential Properties Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

3.5

Certificate of Correction of Inland Residential Properties Trust, Inc., dated December 15, 2015 (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 6 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2015 (file number 333-199129))

3.6

Bylaws of Inland Residential Properties Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 3, 2014 (file number 333-199129))

4.1

Fourth Amended and Restated Distribution Reinvestment Plan, effective February 2, 2017 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

4.2

Amended and Restated Share Repurchase Program, effective October 19, 2015 (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 7 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 15, 2016 (file number 333-199129))

4.3

First Amendment to Amended and Restated Share Repurchase Program, effective March 9, 2017 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

4.4

First Amended and Restated Agreement of Limited Partnership of Inland Residential Operating Partnership, L.P., dated October 27, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 28, 2016 (file number 333-199129))

4.5

First Amendment to First Amended and Restated Agreement of Limited Partnership of Inland Residential Operating Partnership, L.P., dated February 2, 2017 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

10.1

Third Amended and Restated Dealer Manager Agreement, dated February 2, 2017 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

10.2

Amended and Restated Business Management Agreement, dated August 8, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2016 (file number 333-199129))

10.3

First Amendment to Amended and Restated Business Management Agreement, dated October 27, 2016, by and among Inland Residential Properties Trust, Inc., Inland Residential Business Manager & Advisor, Inc. and Inland Residential Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 28, 2016 (file number 333-199129))

10.4

Master Real Estate Management Agreement, dated February 17, 2015 (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.5

Escrow Agreement, dated February 17, 2015 (incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.6

Amendment to Escrow Agreement, dated February 17, 2016, by and among Inland Residential Properties Trust, Inc., Inland Securities Corporation and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2016 (file number 333-199129))

10.7

Second Amendment to Escrow Agreement, dated February 17, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2017 (file number 333-199129))

10.8

Employee and Director Incentive Restricted Share Plan (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.9

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2017 (file number 333-199129))

10.10

Trademark License Agreement (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 13, 2015 (file number 333-199129))

10.11

Purchase and Sale Agreement, dated July 20, 2015, by and between Inland Real Estate Acquisitions, Inc. and The Haven at Market Square, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.12

Assignment and Assumption of Purchase and Sale Agreement, dated September 30, 2015, by and between Inland Real Estate Acquisitions, Inc. and IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.13

Assignment and Assumption of Leases, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and The Haven at Market Square, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.14

Loan Agreement, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.15

Purchase Money Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C., Lawyers Title Realty Services, Inc., as trustee, for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.16

Assignment of Leases and Rents, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. to Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.17

Security Agreement, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.18

Environmental Indemnity Agreement, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. and Inland Real Estate Investment Corporation in favor of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.19

Modification of Loan Documents, dated September 30, 2016, by and among IRESI Frederick Market Square, L.L.C., Inland Real Estate Investment Corporation, Inland Residential Properties Trust, Inc. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

10.20

First Amended and Restated Secured Promissory Note, dated September 30, 2016, by IRESI Frederick Market Square, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

10.21

Guaranty, dated September 30, 2016, by Inland Residential Properties Trust, Inc. in favor of Parkway Bank and Trust Company with respect to certain indebtedness and liabilities of IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

10.22

Agreement of Sale and Purchase, dated February 9, 2017, by and between Inland Real Estate Acquisitions, Inc. and VHTC Lot 10 LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.23

First Amendment to Agreement of Sale and Purchase, dated April 17, 2017, by and between Inland Real Estate Acquisitions, Inc. and VHTC Lot 10 LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.24

Assignment and Assumption of Purchase and Sale Contract, dated May 3, 2017, by and between Inland Real Estate Acquisitions, Inc. and IRESI Vernon Hills Commons, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.25

Assignment and Assumption of Leases, dated May 3, 2017, by and between IRESI Vernon Hills Commons, L.L.C. and VHTC Lot 10 LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.26

Loan Agreement, dated May 3, 2017, by and between IRESI Vernon Hills Commons, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.27

Secured Promissory Note, dated May 3, 2017, by IRESI Vernon Hills Commons, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.28

Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated May 3, 2017, by IRESI Vernon Hills Commons, L.L.C. to Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.29

Assignment of Leases and Rents, dated May 3, 2017, by IRESI Vernon Hills Commons, L.L.C. to Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.30

Security Agreement, dated May 3, 2017, by and between IRESI Vernon Hills Commons, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.31

Guaranty, dated May 3, 2017, by Inland Residential Properties Trust, Inc. in favor of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.32

Environmental Indemnity Agreement, dated May 3, 2017, made by IRESI Vernon Hills Commons, L.L.C. and Inland Residential Properties Trust, Inc. in favor of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.33

Mezzanine Pledge and Security Agreement, dated May 3, 2017, by and between Inland Residential Operating Partnership, L.P. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.34

Mezzanine Guaranty Agreement, dated May 3, 2017, by Inland Real Estate Investment Corporation for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.35

Mezzanine Promissory Note, dated May 3, 2017, by IRESI Vernon Hills Commons, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2017 (file number 000-55765))

10.36

Purchase and Sale Agreement, dated May 30, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.37

First Amendment to Purchase and Sale Agreement, dated June 12, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.38

Second Amendment to Purchase and Sale Agreement, dated July 6, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.39

Third Amendment to Purchase and Sale Agreement, dated July 19, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.40

Assignment and Assumption of Purchase and Sale Agreement, dated July 27, 2017, by and between Inland Real Estate Acquisitions, Inc. and IRESI Montgomery Mitylene, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.41

Bill of Sale and Assignment and Assumption of Leases and Service Contracts, dated July 27, 2017, by and between IRESI Montgomery Mitylene, L.L.C. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.42

Multifamily Loan and Security Agreement, dated July 27, 2017, by and between IRESI Montgomery Mitylene, L.L.C. and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.43

Agreement for Amendment of Documents, dated July 27, 2017, by and between IRESI Montgomery Mitylene, L.L.C. and Inland Residential Properties Trust, Inc. for the benefit of Berkadia Commercial Mortgage LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.44

Multifamily Note, dated July 27, 2017, by IRESI Montgomery Mitylene, L.L.C. for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.45

Multifamily Mortgage, Assignment of Rents and Security Agreement, dated July 27, 2017, between IRESI Montgomery Mitylene, L.L.C. to Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.46

Guaranty, dated July 27, 2017, by Inland Residential Properties Trust, Inc. for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on March 29, 2016 (file number 333-199129))

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 6, 2018, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 6, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 6, 2018
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer	March 6, 2018
Name:	Mitchell A. Sabshon	(Principal Executive Officer)

By:	/s/ Catherine L. Lynch	Chief Financial Officer	March 6, 2018
Name:	Catherine L. Lynch	(Co-Principal Financial Officer)

By:	/s/ David Z. Lichterman	Vice President, Treasurer and Chief Accounting Officer	March 6, 2018
Name:	David Z. Lichterman	(Co-Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Adrian B. Corbiere	Director	March 6, 2018
Name:	Adrian B. Corbiere

By:	/s/ Meredith W. Mendes	Director	March 6, 2018
Name:	Meredith W. Mendes

By:	/s/ Michael W. Reid	Director	March 6, 2018
Name:	Michael W. Reid