Form 10-K/A
period 2017-12-31
Inland Residential Properties Trust, Inc.
filed 2018-03-21
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Inland Residential Properties Trust, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018 (the “Original Filing”), solely to provide a revised version of KPMG LLP’s (“KPMG”) report that includes a statement inadvertently omitted from the previously filed version that confirms KPMG did not audit the Company’s internal control over financial reporting. In accordance with rules adopted by the SEC, the Company is not required to have an audit of its internal control over financial reporting.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officers dated as of the date of filing of this Amendment No. 1.  This Amendment No. 1 also includes a new consent of KPMG.

Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above.  For ease of reference, the entire Form 10-K, including all other exhibits filed therewith, is included with this Amendment No. 1.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 21, 2018