Form 10-K/A
period 2017-12-31
Inland Residential Properties Trust, Inc.
filed 2018-04-20
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Inland Residential Properties Trust, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2018 (the “Original Filing”).  On March 21, 2018, we filed Amendment No. 1 to the Original Filing (the “Prior Amendment”).  We are filing this Amendment No. 2 to include the information required by Items 10 through 14 of Part III of Form 10-K.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), attached to this Amendment No. 2 as Exhibits 31.1 and 31.2 are new certifications from the Company’s principal executive officer and principal financial officer dated as of the date of filing of this Amendment No. 2.  Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Amendment No. 2 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, as amended by the Prior Amendment.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the ages and positions of our directors and executive officers.

Name	Age*	Position
Daniel L. Goodwin	74	Director and Chairman of the Board
Adrian B. Corbiere	73	Independent Director
Meredith W. Mendes	59	Independent Director
Michael W. Reid	64	Independent Director
Mitchell A. Sabshon	65	Director, President and Chief Executive Officer
Catherine L. Lynch	59	Chief Financial Officer and Treasurer
Roderick S. Curtis	50	Vice President
Cathleen M. Hrtanek	41	Secretary

*	As of January 1, 2018

Set forth below is certain biographical information regarding each of our directors and executive officers.  As used herein, “Inland” refers to some or all of the entities that are a part of The Inland Real Estate Group of Companies, Inc., which is comprised of independent legal entities, some of which may be affiliates, share some common ownership or have been sponsored and managed by such entities or subsidiaries thereof.

Daniel L. Goodwin has served as one of our directors and as chairman of our board since December 2013.  Mr. Goodwin has also served as a director and the chairman of the board of Inland Residential Business Manager & Advisor, Inc., the business manager to the Company (the “Business Manager”), since December 2013.  Mr. Goodwin is the Chairman and CEO of Inland, headquartered in Oak Brook, Illinois.  Inland is comprised of separate real estate investment and financial companies with managed assets with a value of approximately $9.9 billion, doing business nationwide with a presence in 44 states, as of December 31, 2017.  Inland owns and manages properties in all real estate sectors, including retail, office, industrial and apartments.  Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group, Inc.  In addition, Mr. Goodwin has served as the chairman of the board of Inland Mortgage Investment Corporation since March 1990, chairman, director and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001 and chairman of the board of Inland Real Estate Investment Corporation, the Company’s sponsor (“IREIC”), since January 2017.  Mr. Goodwin also served as a director of IRC Retail Centers LLC (f/k/a Inland Real Estate Corporation) (“IRC”) from 2001 until its merger in March 2016, and served as its chairman of the board from 2004 to April 2008.  Mr. Goodwin has served as a director and the chairman of the board of Inland Real Estate Income Trust, Inc. (“IREIT”) since July 2012 and a director of its business manager since August 2011.  Mr. Goodwin has served as chairman of Inland InPoint Advisor, LLC since October 2016.  He is also the chairman of the National Association of Real Estate Investment Trusts Public Non-Listed REIT Council and a director of the Chicago Better Government Association.

Housing.  Mr. Goodwin is a member of the National Association of Realtors President’s Circle, the National Association of Realtors Hall of Fame, the Illinois Association of Realtors Hall of Fame and the Chicago Association of Realtors Hall of Fame.  He is also the author of a nationally recognized real estate reference book for the management of residential properties.  Mr. Goodwin served on the Board of the Illinois State Affordable Housing Trust Fund.  He served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multifamily Housing Council.  He has served as Chairman of the DuPage County Affordable Housing Task Force.  Mr. Goodwin also founded New Directions Housing Corporation, a not-for-profit entity that develops affordable housing for low income individuals.

Education.  Mr. Goodwin obtained his bachelor’s degree and his master’s degree from Illinois State universities.  Following graduation, he taught for five years in the Chicago Public Schools.  Over the past twenty years, Mr. Goodwin served as a member of the Board of Governors of Illinois State Colleges and Universities, vice chairman of the Board of Trustees of Benedictine University, vice chairman of the Board of Trustees of Springfield College, and chairman of the Board of Trustees of Northeastern Illinois University.

Adrian B. Corbiere has been an independent director of the Company since September 2014.  Mr. Corbiere is currently serving as a consultant and advisor to the senior management committee for Bellwether Enterprise, a commercial real estate mortgage banking firm in Cleveland, Ohio.  From 2007 until his retirement in 2013 he served as executive vice president and partner in Cohen Financial in Chicago, Illinois responsible for the capital markets group which included overseeing the origination activities of the firm’s debt and equity placement platforms, investment sales and advisory services as well as all of the company’s origination offices and mortgage banking associates.  Prior to joining Cohen Financial, Mr. Corbiere was employed by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), located in McLean, Virginia, from 1999 to 2007 as a Senior Vice President of the multi-family division responsible for conventional and structured mortgages, commercial mortgage-backed securities (“CMBS”) and tax credit equity portfolios of approximately $110 billion.  Before joining Freddie Mac, he was a Managing Director at Allstate Insurance Corp. (“Allstate”), located in Northbrook, Illinois, from 1996 to 1999, responsible for Allstate’s public and private real estate equity, commercial mortgage and CMBS investments.  Prior to his position at Allstate, from 1986 to 1996 he was a senior vice president of fixed income investments including commercial mortgages and private bonds at New England Mutual Life Insurance Company, Boston, Massachusetts (now a subsidiary of MetLife).

Mr. Corbiere obtained his Bachelor of Science degree from Lehigh University and his Master’s Degree from University of Hartford.  Mr. Corbiere has been affiliated with the Mortgage Bankers Association, National Multifamily Housing Council as a member of the Board of Governors, Urban Land Institute as a member of the Multifamily Council, National Association of Home Builders as a member of the Multifamily Leaders Board, the Commercial Mortgage Securities Association as a member of the Board of Governors, Chartered Realty Investor Society as a member of the Founding Board of Governors and Pembrook Capital Advisors as a member of the Advisory Board.

Meredith W. Mendes has been an independent director of the Company since November 2016.  Ms. Mendes served as an independent director of IRC from August 2014 to March 2016, a member of the audit and nominating and corporate governance committees from August 2014 to March 2016 and a member of the compensation committee from June 2015 to March 2016.  Since March 2018, Ms. Mendes has served as a director and audit committee member of Kronos Worldwide, Inc. (NYSE: KRO), a global producer and marketer of value-add titanium pigments, and of NL Industries, Inc. (NYSE: NL), which conducts its operations through its majority-owned subsidiary, CompX International Inc., a manufacturer of security products and recreational marine components.  Ms. Mendes also served as an independent member of the board of directors and was a member of the financial review (formerly audit) and compensation committee of C-Line Products, Inc. from March 1999 to March 2016.  Since October 2005 she has served as executive director and chief operating officer of Jenner & Block LLP, a law firm with over 500 attorneys and offices in Chicago, London, Los Angeles, New York and Washington, D.C., where she is responsible for firm-wide operations relating to finance, facilities and real estate, technology, human resources and other support functions.  Prior to joining Jenner & Block, Ms. Mendes served as executive vice president and worldwide chief financial officer of Daniel J. Edelman, Inc. (from June 1999 to October 2005).  Ms. Mendes has been engaged in financing, construction, leasing and management of commercial real estate for over 25 years.  She has managed multi-office lease portfolios spanning the globe, is managing member of entities owning commercial retail properties in New York and Illinois, and has financed construction in the public and private marketplace.  She is an Illinois licensed public accountant, earned an MBA with a finance concentration from the University of Chicago Booth (formerly Graduate) School of Business and a law degree from Harvard Law School.  She is a Magna Cum Laude graduate of Brown University where she was elected to Phi Beta Kappa and received history department honors.  She is a National Association of Corporate Directors Board Leadership Fellow and attended the Kellogg School of Management Women’s Director Development Program.  Ms. Mendes is a member of the University of Chicago Women’s Board, a trustee, chair of the compensation committee and a member of the audit committee of The Chicago Academy of Sciences and its Peggy Notebaert Nature Museum and a member of the audit committee of Ingenuity, Inc.  She is also a member of the AICPA, The Economic Club of Chicago, the Executives’ Club of Chicago, Hyde Park Angels and the Chicago Chapter of Women Corporate Directors.

Michael W. Reid has been an independent director of the Company since September 2014.  Since 2009, Mr. Reid has served as a partner at HSP Real Estate Group (“HSP”), a real estate investment and management and leasing company that manages office buildings totaling over four million square feet in Midtown Manhattan.  HSP recently purchased and upgraded 251 West 30th Street with the Marciano Investment Group.  Previously, HSP purchased and sold two office buildings in Times Square South with the Davis Companies and 1372 Broadway with Starwood Capital Group.  Mr. Reid has nearly 35 years of investment banking and real estate experience, including heading Lehman Brothers REIT equity practice for nine years (1992-2001) as managing director in the Global Real Estate Department.  In that capacity, he was responsible for developing and implementing the business strategy for Lehman’s REIT equity underwriting business.  Mr. Reid also served as chief operating officer of SL Green Realty Corp. from 2001-2004, where some of his responsibilities included strategic planning, finance and reporting, capital markets, operations and budgeting for a $4 billion publicly-traded REIT.  From 2004-2006, he served as president of Ophir Energy Corp., a company that invested in oil and gas production in Oklahoma.  From 2006-2008, he served as chief operating officer of Twining Properties, a real estate company specializing in high rise development in Cambridge, Massachusetts.  Since 2009, Mr. Reid has served as a director and audit committee member of Capital Senior Living Corporation, a New York Stock Exchange traded REIT, and became a member of the compensation committee in 2012 and chairman of the board of directors in 2016. Mr. Reid holds a Bachelor of Arts and Master of Divinity, both from Yale University.

Mitchell A. Sabshon has been a director and our president and chief executive officer since December 2013.  Mr. Sabshon has also served as a director and president and chief executive officer of the Business Manager since December 2013.  Mr. Sabshon is also currently the chief executive officer, president and a director of IREIC, positions he has held since August 2013, January 2014 and September 2013, respectively.  He is a director, chief executive officer and president of IREIT, positions he has held since September and April, 2014 and December 2016, respectively.  He is also a director and president of IREIT’s business manager, positions he has held since October 2013 and December 2016, respectively.  Mr. Sabshon also serves as the chairman of the board of directors and chief executive officer of InPoint Commercial Real Estate Income, Inc. (“InPoint”), positions he has held since September 2016 and October 2016, respectively, and as the chief executive officer of the InPoint advisor since August 2016.  Mr. Sabshon has also served as a director and chairman of the board of Inland Private Capital Corporation (“IPCC”) since September 2013 and January 2015, respectively, and a director of Inland Securities Corporation (“Inland Securities”) since January 2014.

Prior to joining Inland, Mr. Sabshon served as Executive Vice President and Chief Operating Officer of Cole Real Estate Investments.  As Chief Operating Officer, Mr. Sabshon oversaw the company's finance, property management, asset management and leasing operations.  Prior to joining Cole, Mr. Sabshon held several senior executive positions at leading financial services firms.  He spent almost 10 years at Goldman, Sachs & Co. in various leadership positions including President and CEO of Goldman Sachs Commercial Mortgage Capital.  He also served as a Senior Vice President in Lehman Brothers' real estate investment banking group.  Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the corporate and real estate structured finance practice groups at Skadden, Arps, Slate, Meagher and Flom in New York. Mr. Sabshon is the Chairman Emeritus of the Investment Program Association for 2018.  He is also a member of the International Council of Shopping Centers, the Urban Land Institute, the National Association of Corporate Directors, and a member of the Board of Trustees of the American Friends of Hebrew University - Midwest Region.  Mr. Sabshon is a member of the New York State Bar.  He also holds a real estate broker license in New York.  He received his undergraduate degree from George Washington University and his law degree at Hofstra University School of Law.

Catherine L. Lynch has served as our chief financial officer since December 2013 and as our treasurer since April 2018.  She serves in the same roles for the Business Manager.  Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group, Inc. since June 2012.  She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and chief financial officer and secretary (since June 1995) of Inland Securities.  She has served as the chief financial officer (since April 2014) and the treasurer (since April 2018) of IREIT and as a director (since August 2011) and the treasurer (since April 2018) of IREIT’s business manager.  Ms. Lynch also serves as the chief financial officer and treasurer (since October 2016) of InPoint and as the chief financial officer and treasurer of the InPoint advisor (since August 2016).  Ms. Lynch also has served as a director of IPCC since May 2012.  Ms. Lynch served as the treasurer of Inland Capital Markets Group, Inc. from January 2008 until October 2010, as the treasurer of the Business Manager from December 2013 to October 2014, as a director and treasurer of Inland Investment

Advisors, LLC from June 1995 to December 2014 and as a director and treasurer of Inland Institutional Capital, LLC from May 2006 to December 2014.  Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989.  Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal.  Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with the Financial Industry Regulatory Authority, Inc. as a financial operations principal.

Roderick S. Curtis has served as our vice president, and the vice president of the Business Manager, since May 2016.  Mr. Curtis joined IREIC in 2011 and currently serves as senior vice president, research and product development for IREIC.  Mr. Curtis has also served as a vice president and secretary of InPoint and as president of the InPoint advisor since October 2016 and August 2016, respectively.  Prior to joining IREIC, Mr. Curtis held positions with Pacific Office Properties/Priority Capital Group, AmREIT and DWS Scudder Investments.  Mr. Curtis received his bachelor degree in economics from the University of Wisconsin.

Cathleen M. Hrtanek has been our corporate secretary, and the secretary of the Business Manager, since December 2013.  Ms. Hrtanek joined Inland in 2005 and is an associate counsel and vice president of The Inland Real Estate Group, LLC.  In her capacity as associate counsel, Ms. Hrtanek represents many of the entities that are part of The Inland Real Estate Group of Companies on a variety of legal matters.  Ms. Hrtanek also has served as the secretary of the InPoint advisor since August 2016, as the secretary of IREIT and its business manager since August 2011, as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, as the secretary of Inland Diversified Real Estate Trust, Inc. from September 2008 through July 2014, and its business manager from September 2008 through March 2016, and as the secretary of IPCC from August 2009 through May 2017.  Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois from September 2001 until 2005.  Ms. Hrtanek has been admitted to practice law in the State of Illinois.  Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University Chicago School of Law.

Audit Committee

Our board has formed a separately-designated standing audit committee, comprised of Messrs. Corbiere and Reid and Ms. Mendes, each of whom is an independent director.  Mr. Reid serves as the chairman of this committee, and our board has determined that Mr. Reid qualifies as an “audit committee financial expert” as defined by the SEC.  The audit committee assists the board in fulfilling its oversight responsibility relating to, among other things: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of our independent registered public accounting firm; (4) the adequacy of our internal controls; and (5) the performance of our independent registered public accounting firm.

Code of Ethics

Our board has adopted a code of ethics applicable to our directors, officers and employees which is available on our website free of charge at inland-investments.com/inland-residential-trust.  In addition, printed copies of the code of ethics are available to any stockholder, without charge, by writing us at 2901 Butterfield Road, Oak Brook, Illinois 60523, Attention: Investor Services.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC.  Directors, officers and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all forms they file.  Based solely on a review of the copies of these forms furnished to us during, and with respect to, the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially owned more than 10% of the outstanding shares of our common stock complied with these filing requirements during the fiscal year ended December 31, 2017.

Item 11. Executive Compensation

Compensation of Executive Officers

All of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for services rendered to us.  We neither compensate our executive officers nor reimburse either the Business Manager or Inland Residential Real Estate Services LLC (our “Real Estate Manager”) for any compensation paid to individuals who also serve as our executive officers, or the executive officers of the Business Manager, our Real Estate Manager or their respective affiliates; provided that, for these purposes, a corporate secretary is not considered an “executive officer.”  As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a “Compensation Discussion and Analysis,” a report from our board of directors with respect to executive compensation.  The fees we pay to the Business Manager and Real Estate Manager under the business management agreement or the real estate management agreement, respectively, are described in more detail under “Certain Relationships and Related Transactions” in Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

In the future, our board may decide to pay annual compensation or bonuses or long-term compensation awards to one or more persons for services as officers.  We also may, from time to time, grant restricted shares of our common stock to one or more of our officers.  If we decide to pay our named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable to the executive officers with respect to the current or future value of our shares.

Compensation of Directors

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2017.

Name	Fees Earned in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total Compensation ($)
Adrian B. Corbiere	30,700	5,000	—	—	—	792	36,492
Meredith W. Mendes	29,000	5,000	—	—	—	124	34,124
Michael W. Reid	31,900	5,000	—	—	—	792	37,692

(1)

Value of restricted stock awards granted during the year ended December 31, 2017 calculated based on $22.81 per Class A Share, the proceeds, before expenses, to us of a Class A Share sold in our “reasonable best efforts” offering.

(2)	Represents the value of distributions received during the year ended December 31, 2017 on all stock awards received through December 31, 2017.

Cash Compensation

We pay to each of our independent directors a retainer of $20,000 per year plus $1,000 for each board meeting the director attends in person ($500 for each board committee meeting) and $500 for each board meeting the director attends by telephone ($350 for each board committee meeting).  We also pay the chairperson of our audit committee an annual fee of $5,000 and the chairperson of our nominating and corporate governance committee an annual fee of $3,000.  Our independent directors may elect to receive their annual retainer in cash, unrestricted shares of Class A common stock, $.001 par value per share (“Class A Shares”), or both.  We reimburse all of our directors for any out-of-pocket expenses incurred by them in attending meetings.  We do not compensate any director that also is an employee of the Business Manager or its affiliates.

Stock Compensation

We have an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 219.20 restricted Class A Shares on the date of each annual stockholders’ meeting to each of the independent directors, without any further action by our board of directors or the stockholders.  Restricted stock issued to independent directors pursuant to these automatic grants vests over a three-year period following the date of grant in increments of 33-1/3% per annum, subject to their continued service as directors until each vesting date and will become fully vested earlier upon a liquidity event.  The RSP provides us with the ability to grant awards of restricted shares to directors, officers and employees (if we ever have employees) of us, our affiliate or the Business Manager.  The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding Class A Shares on a fully diluted basis at any time and in any event will not exceed 438,404 Class A Shares (as such number may be adjusted to reflect any increase or decrease in the number of outstanding shares resulting from a share split, share dividend, reverse share split or similar change in our capitalization).

Other restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives.  Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or service as a director or, if applicable, the termination of the business management agreement with the Business Manager.  Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested.  Holders of restricted shares have the right to vote such shares and may receive distributions prior to the time that the restrictions on the restricted shares have lapsed.  As of December 31, 2017, there were 1,133 unvested restricted shares outstanding under the RSP.

Compensation Committee Interlocks and Insider Participation

Our board does not have a compensation committee that governs the compensation process.  Instead, the full board of directors performs the functions of a compensation committee, including reviewing and approving all forms of compensation for our independent directors that have been reviewed and recommended by our nominating and corporate governance committee.  In addition, our independent directors determine, at least annually, that the compensation that we contract to pay to the Business Manager is reasonable in relation to the nature and quality of services performed or to be performed, and is within the limits prescribed by our charter.  Our board does not believe that it requires a separate compensation committee at this time because we neither separately compensate our executive officers for their service as officers, nor do we reimburse either the Business Manager or our Real Estate Manager for any compensation paid to their employees who also serve as our executive officers.  See the discussion under “Compensation of Executive Officers” above for additional detail regarding compensation and the discussion under “Certain Relationships and Related Transactions” in Item 13 “Certain Relationships and Related Transactions, and Director Independence” for disclosures called for by Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Certain Beneficial Owners and Management

The following table sets forth information as of March 30, 2018 regarding the number and percentage of shares beneficially owned by each director, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of our outstanding common stock.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the following table have sole voting and investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 2,158,007.726 shares of our common stock outstanding at March 30, 2018.  Unless otherwise indicated, the address of each beneficial owner listed in the following table is c/o Inland Residential Properties Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.

	Shares Beneficially Owned(1)
	Common Stock
Name and Address of Beneficial Owner	Shares	Percentage
Directors and Executive Officers:
Daniel L. Goodwin, Director and Chairman of the Board (2)	102,672	4.8%
Adrian B. Corbiere, Independent Director (3)	788	*
Meredith W. Mendes, Independent Director (4)	227	*
Michael W. Reid, Independent Director (5)	788	*
Mitchell A. Sabshon, Director, President and Chief Executive Officer	463	*
Catherine L. Lynch, Chief Financial Officer and Treasurer (6)	499	*
Roderick S. Curtis, Vice President	222	*
Cathleen M. Hrtanek, Secretary	—	—
All Directors and Executive Officers as a group (8 persons)	105,659	4.9%

*	Less than 1%
(1)	All fractional ownership amounts have been rounded to the nearest whole number. All shares currently owned by our directors and executive officers are Class A Shares.
(2)

Mr. Goodwin’s beneficial ownership includes 4,656 shares directly owned by the Goodwin 2012 Descendants Trust and 98,016 shares owned by IREIC.  Mr. Goodwin’s wife, as trustee, has sole voting and investment power over the shares owned by the Goodwin 2012 Descendants Trust.  Mr. Goodwin controls the voting and disposition decisions with respect to the shares owned by IREIC.

(3)	Includes 438 unvested restricted shares. Mr. Corbiere’s shares are directly owned by Race Point LLC, which is controlled by Mr. Corbiere.
(4)	Includes 219 unvested restricted shares. Ms. Mendes’ shares are directly owned by MWM Investments LLC, which is controlled by Ms. Mendes.
(5)	Includes 438 unvested restricted shares.
(6)	Ms. Lynch shares voting and dispositive power with her husband over all of the shares that they own.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	—	—	442,988
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	442,988

(1)	On February 17, 2015, the RSP was approved by IREIC, the sole stockholder of the Company on that date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Set forth below is a summary of the material transactions between the Company and various affiliates of IREIC, including the Business Manager and Real Estate Manager, during the years ended December 31, 2017 and 2016.  IREIC is an indirect wholly owned subsidiary of The Inland Group, Inc.  Please see “Directors and Executive Officers” under Item 10 “Directors, Executive Officers and Corporate Governance” for information regarding their relationships to Inland, including IREIC and The Inland Group, Inc.

Business Management Agreement

We have entered into a business management agreement with Inland Residential Business Manager & Advisor, Inc., which serves as the Business Manager with responsibility for overseeing and managing our day-to-day operations.

Business Management Fee:  Subject to satisfying the criteria described below, we pay the Business Manager an annual business management fee equal to 0.6% of our “average invested assets,” payable quarterly in an amount equal to 0.15% of our average invested assets as of the last day of the immediately preceding quarter; provided that the Business Manager may decide, in its sole discretion, to be paid in either cash or the equivalent amount of our Class A Shares, or a combination thereof; and provided further the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount to which it is entitled in any particular quarter, and the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred or accrued, without interest, to be paid at a later point in time.  For the years ended December 31, 2017 and 2016, the Business Manager was entitled to a business management fee in the amount equal to $476,842 and $274,540, respectively.  Business management fees of $342,837 and $365,995 remain unpaid as of December 31, 2017 and 2016, respectively.

As used herein, “average invested assets” means, for any period, the average of the aggregate book value of our assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities or consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter.

If the business management agreement is terminated, including in connection with the internalization of the functions performed by the Business Manager, the obligation to pay this business management fee will terminate.

Acquisition Fee; Real Estate Sales Commission; Mortgage Financing Fee (Prior to August 8, 2016):  Prior to August 8, 2016, we were required to pay the Business Manager or its affiliates acquisition fees of 1.5% of the contract purchase price of each property and real estate-related asset we acquired, real estate sales commissions up to the lesser of (1) one-half of the customary commission paid to a third-party broker for the sale of a comparable property and (2) 1.0% of the gross sales price of the property sold, and mortgage financing fees equal to 0.25% of the amount available or borrowed under the financing or the assumed debt.  Our business management agreement was subsequently amended to eliminate acquisition fees, real estate sales commissions and mortgage financing fees and accordingly, we do not have an obligation to pay the Business Manager such fees for transactions occurring on or after August 8, 2016.  For the year December 31, 2016, we did not incur any acquisition fees or mortgage financing fees.  For the year ended December 31, 2015, we incurred an acquisition fee of $686,250 and a mortgage financing fee of $114,375.  As of December 31, 2017 and 2016, we had not paid any of these fees.  We did not sell any properties, and thus did not incur any real estate sales commissions, during the years ended December 31, 2016 and 2015.

Real Estate Management Agreement

We have entered into a real estate management agreement with our Real Estate Manager, under which our Real Estate Manager and its affiliates manage or oversee each of our real properties.  For each property that is managed directly by our Real Estate Manager or its affiliates, we pay our Real Estate Manager a monthly management fee of up to 4% of the gross income from any property.  Our Real Estate Manager may reduce, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits.  We also reimburse our Real Estate Manager and its affiliates for property-level expenses that they pay or incur on our behalf, including the salaries, bonuses, benefits and severance payments for persons performing services, including without limitation acquisition due diligence services, for our Real Estate Manager and its affiliates (excluding the executive officers of our Real Estate Manager and our executive officers).  For the years ended December 31, 2017 and 2016, we incurred and paid real estate management fees in an aggregate amount equal to $286,357 and $157,757, respectively.  For the years ended December 31, 2017 and 2016, our Real Estate Manager and its affiliates incurred, on our behalf, property-level expenses of $690,526 and $350,960, respectively.  As of December 31, 2017 and 2016, we had not reimbursed $43,334 and $11,001, respectively, of these expenses.

Dealer Manager Agreement

We were a party to a dealer manager agreement with Inland Securities, the dealer manager for our “reasonable best efforts” offering.  We ceased accepting subscription agreements dated after December 31, 2017 and terminated the offering upon processing the final subscription agreement on January 3, 2018.  Inland Securities was entitled to receive (i) a selling commission equal to 6.0% of the sale price, or $1.50, for each Class A Share, 2.0% of the sale price, or approximately $0.48, for each share of Class T common stock, $.001 par value per share (“Class T Share”), and 3.0% of the sale price, or approximately $0.72, for each share of Class T-3 common stock, $.001 par value per share (“Class T-3 Share”), sold in the “reasonable best efforts” offering and (ii) a dealer manager fee in an amount equal to 2.75% of the sale price, or approximately $0.69, for each Class A Share, 2.75% of the sale price, or approximately $0.66, for each Class T Share, and 2.5% of the sale price, or approximately $0.60, for each Class T-3 Share sold in the “reasonable best efforts” offering.  Inland Securities reallowed (paid) the full amount of the selling commissions to participating soliciting dealers and reallowed a portion of the price per share out of the dealer manager fee to participating soliciting dealers.

We pay a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the per share estimated value of the applicable share) for each Class T Share and Class T-3 Share sold in the “reasonable best efforts” offering.  The distribution and stockholder servicing fee accrues daily and is paid monthly in arrears.  We pay the distribution and stockholder servicing fee to Inland Securities, which may reallow the fee to the soliciting dealer, if any, who sold the Class T or Class T-3 Shares or, if applicable, to a subsequent broker-dealer of record of the Class T or Class T-3 Shares so long as the subsequent broker-dealer is party to a soliciting dealer agreement, or servicing agreement, with Inland Securities that provides for reallowance.  The distribution and stockholder servicing fees are ongoing fees that are not paid at the time of purchase.  We will cease paying the distribution and stockholder servicing fee with respect to Class T Shares or Class T-3 Shares on the earlier of (i) a listing of the Class A Shares on a national securities exchange; (ii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; (iii) the end of the month in which Inland Securities determines that total underwriting compensation paid in the “reasonable best efforts” offering plus the distribution and stockholder servicing fee paid on all Class T Shares or Class T-3 Shares, as applicable, sold in the “reasonable best efforts” offering is equal to 10% of the gross proceeds of the “reasonable best efforts” offering; and (iv) the end of the month in which the underwriting compensation paid in the “reasonable best efforts” offering on the Class T Shares or the Class T-3 Shares, as applicable, plus the distribution and stockholder servicing fee paid with respect to the Class T Shares or the Class T-3 Shares, as applicable, held by a stockholder within his or her particular account equals 10% or 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between Inland Securities and the broker-dealer in effect at the time Class T-3 Shares were first issued to such account sets forth the lower limit and Inland Securities advises our transfer agent of the lower limit in writing) of the gross offering price of those Class T Shares or Class T-3 Shares, respectively.  We will further cease paying the distribution and stockholder servicing fee on any Class T or Class T-3 Share that is redeemed or repurchased, as well as upon the Company’s dissolution, liquidation or the winding up of the Company’s affairs, or a merger or other extraordinary transaction in which the Company is a party and in which the Class T Shares or Class T-3 Shares as a class are exchanged for cash or other securities.

For the years ended December 31, 2017 and 2016, we incurred selling commissions of $612,646 and $1,130,212, respectively, and a dealer manager fee of $420,313 and $678,677, respectively, both of which did not include payments for any bona fide out-of-pocket, itemized and detailed due diligence expenses.  Inland Securities reallowed, in the aggregate, $1,054,424 and $1,715,198 of these fees to soliciting dealers for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, we have accrued distribution and stockholder servicing fees totaling $551,298.  Inland Securities reallowed $99,308 and $22,770 of distribution and stockholder servicing fees to soliciting dealers during the years ended December 31, 2017 and 2016, respectively.

In addition, we reimbursed IREIC, its affiliates and third parties for any issuer costs that they pay on our behalf in an amount not to exceed 2.0% of the gross offering proceeds from shares sold in our “reasonable best efforts” offering over the life of the offering.  For the years ended December 31, 2017 and 2016, these costs totaled $359,383 and $425,760, respectively.  The Business Manager or its affiliates were to pay or reimburse any organization and offering expenses, including any “issuer costs,” that exceed 10.75% of the gross offering proceeds from Class A Shares, 6.75% of the gross offering proceeds from Class T Shares or 7.5% of the gross offering proceeds from Class T-3 Shares sold in our “reasonable best efforts” offering over the life of the offering.  Total issuer costs over the life of the offering were $7,074,566, which exceeds the cap for such costs by $6,071,748.  The Business Manager reimbursed us an estimated amount of $6,500,000 during the year ended December 31, 2017.  This amount includes an overpayment of $428,252 which we intend to repay.

Offering costs of $1,609,242 and $1,476,746 remained unpaid as of December 31, 2017 and 2016, respectively.

Subordinated Incentive Distributions to the Special Limited Partner

As general partner of our operating partnership, we are party to the partnership agreement for the operating partnership along with the special limited partner, Inland Residential Properties Trust Special Limited Partner, LLC (the “special limited partner”), which is a wholly-owned subsidiary of IREIC.  Upon certain liquidity events, the special limited partner is entitled to receive subordinated incentive distributions from the operating partnership, which include: (1) the subordinated incentive participation in net sales proceeds; (2) the subordinated incentive listing distribution; and (3) the subordinated incentive distribution upon termination.  For the years ended December 31, 2017 and 2016, we had not paid any of these subordinated incentive distributions.

The special limited partner will receive from time to time, when available, including in connection with a merger, consolidation, sale or other disposition of all or substantially all of our assets, a subordinated incentive participation in net sales proceeds equal to 15.0% of the value accorded to our shares of common stock outstanding immediately prior to the effective time of the merger or consolidation by the relevant transaction documents or the remaining “net sales proceeds” (as defined in our charter) of an asset sale, as applicable, after return of capital contributions plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors.

Upon the listing of our shares on a national securities exchange, including a listing in connection with a merger or other business combination, the special limited partner will be entitled to receive the subordinated incentive listing distribution equal to 15.0% of the amount by which the sum of our market value plus aggregate distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors.

Upon termination or non-renewal of the business management agreement with or without cause, the special limited partner will be entitled to receive the subordinated incentive distribution upon termination equal to 15.0% of the amount by which the sum of our market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors.  In addition, the special limited partner may elect to defer its right to receive this subordinated incentive distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

If the business management agreement is terminated with or without cause and the amount of the termination distribution is zero, the special limited partner will continue to be entitled to receive a subordinated incentive distribution.  Specifically, the special limited partner will be entitled to a subordinated incentive participation in net sales proceeds (including by way of merger) or subordinated incentive listing distribution, as applicable, equal to the product of: (1) 15.0% of the amount by which the sum of our market value plus aggregate distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors through the termination date; and (2) the quotient of the number of days elapsed from the inception of the Company through and including the date of termination of the business management agreement, and the number of days elapsed from the inception of the Company through and including the listing date or liquidity event date, as applicable.

We cannot assure you that we will provide this return of capital and 6.0% return, which we have disclosed solely as a measure for our Business Manager’s and its affiliates’ incentive compensation.

Other Fees and Expense Reimbursements

We reimburse the Business Manager, Real Estate Manager and entities affiliated with each of them, including Inland Real Estate Acquisitions, LLC (“IREA”) and its respective affiliates, as well as third parties, for any investment-related expenses they pay in connection with selecting, evaluating or acquiring any investment in real estate assets, regardless of whether we acquire a particular real estate asset, subject to the limits in our charter.  Examples of reimbursable expenses include but are not limited to legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party broker or finder’s fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs.  For the years ended December 31, 2017 and 2016, we incurred and reimbursed $218,858 and $11,402, respectively, in acquisition expenses.

We reimburse IREIC, the Business Manager and their respective affiliates, including the service providers, for any expenses that they pay or incur on our behalf in providing services to us, including all expenses and the costs of salaries, bonuses, benefits and severance payments for persons performing services for these entities on our behalf (except for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Business Manager).  Expenses include, but are not limited to: issuer costs, expenses incurred in connection with any sale of assets or any contribution of assets to a joint venture; expenses incurred in connection with any liquidity event; taxes and assessments on income or real property; premiums and other associated fees for insurance policies including director and officer liability insurance; expenses associated with investor communications including the cost of preparing, printing and mailing annual reports, proxy statements and other reports required by governmental entities; administrative service expenses charged to, or for the benefit of, us by third parties; audit, accounting and legal fees charged to, or for the benefit of, us by third parties; transfer agent and registrar’s fees and charges paid to third parties; and expenses relating to any offices or office facilities maintained for the use of persons employed by the Business Manager or its affiliates who provide services to us.  During the years ended December 31, 2017 and 2016, IREIC, the Business Manager and their respective affiliates incurred, on our behalf, expenses of $421,349 and $421,673, respectively.  As of December 31, 2017 and 2016, we had not reimbursed $98,863 and $80,386, respectively, of these expenses.

Other Related Party Transactions

As of December 31, 2017 and 2016, we owed $1,950,000 and $2,950,000, respectively, to IREIC related to advances used to pay administrative and offering costs.  These amounts represent non-interest bearing advances by IREIC, which we are obligated to repay.

We established a discount stock purchase policy for Inland Securities or any of its or our directors, officers, employees or affiliates, or any family members of those individuals, that enabled these parties to purchase Class A Shares at $22.81 per share.  We sold 11,201 Class A Shares (related party stock discounts of $24,530) and 8,838 Class A Shares (related party stock discounts of $19,356) to these parties during the years ended December 31, 2017 and 2016, respectively.

Policies and Procedures with Respect to Related Party Transactions

We have adopted a conflicts of interest policy, which prohibits us (except as noted below), without the approval of our independent directors, from engaging in the following types of transactions with IREIC-affiliated entities:

•

purchasing properties from, or selling properties to, any IREIC-affiliated entities (excluding circumstances where an entity affiliated with IREIC, such as IREA, enters into a purchase agreement to acquire a property and does not enter the chain of title but merely assigns the purchase agreement to us);

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

Director Independence

As required by our charter, a majority of our directors must be “independent.”  As defined by our charter, an “independent director” is a director who is not, and within the last two years has not been, directly or indirectly associated with our sponsor, IREIC, or the Business Manager by virtue of (i) ownership of an interest in IREIC, the Business Manager or any of their affiliates, (ii) employment by IREIC, the Business Manager or any of their affiliates, (iii) service as an officer or director of IREIC, the Business Manager or any of their affiliates, (iv) performance of services, other than as a director, for the Company, (v) service as a director or trustee of more than three REITs organized by IREIC or advised by the Business Manager or (vi) maintenance of a material business or professional relationship with IREIC, the Business Manager or any of their affiliates.  For purposes of this definition, an indirect association with IREIC or the Business Manager includes circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with IREIC, the Business Manager, any of their affiliates or the Company.  A business or professional relationship is considered “material” if the aggregate gross income derived by the person from IREIC, the Business Manager and their affiliates exceeds five percent (5.0%) of either the person’s annual gross income, derived from all sources, during either of the last two years or the person’s net worth on a fair market value basis.

Although our shares are not listed for trading on any national securities exchange, our board has evaluated the independence of our board members according to the director independence standard of the New York Stock Exchange (“NYSE”).  The NYSE standards provide that to qualify as an independent director, among other things, the board of directors must affirmatively determine that the director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company).

After reviewing all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our management and our independent registered public accounting firm, and considering each director’s direct and indirect association with IREIC, the Business Manager or any of their affiliates, the board has determined that Messrs. Corbiere and Reid and Ms. Mendes qualify as independent directors.

Item 14. Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by KPMG LLP, the Company’s independent registered public accounting firm (“KPMG”), for the audit of our annual financial statements for the years ended December 31, 2017 and 2016, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2017 and 2016, respectively.

Description	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit fees(1)	$288,750	$167,000
Audit-related fees	—	—
Tax fees(2)	14,526	19,802
All other fees	—	—
TOTAL	$303,276	$186,802

(1)

Audit fees consist of fees incurred for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q, as well as fees relating to registration statements and the audit of Historical Summary of Gross Income and Direct Operating Expenses of properties acquired.

(2)	Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG, and actively monitors the relationship between audit and non-audit services provided by KPMG.  The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2017 and 2016, respectively, were consistent with maintaining KPMG’s independence.  Accordingly, the audit committee has approved all of the services provided by KPMG.  As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting.  The Company also follows limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

The audit committee must pre-approve any engagements to render services provided by the Company’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit-related fees, tax fees and other fees with specific dollar value limits for each category of service.  During the year, the audit committee will periodically monitor the levels of fees charged by KPMG and compare these fees to the amounts previously approved.  The audit committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:
(1)	Financial Statements:

The consolidated financial statements of the Company are set forth in Item 8 of the Original Filing.

(2)	Financial Statement Schedules:

The following financial statement schedule for the year ended December 31, 2017 was included in Item 8 of the Original Filing:

Real Estate and Accumulated Depreciation (Schedule III).

(3)	Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules:

All schedules other than those indicated in the index as set forth in Item 8 of the Original Filing have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

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

Exhibit No.	Description

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

Exhibit No.	Description

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

Exhibit No.	Description

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

Exhibit No.	Description

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K/A, as filed by the Registrant with the Securities and Exchange Commission on March 21, 2018 (file number 000-55765))

23.1

Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K/A, as filed by the Registrant with the Securities and Exchange Commission on March 21, 2018 (file number 000-55765))

31.1

Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K/A, as filed by the Registrant with the Securities and Exchange Commission on March 21, 2018 (file number 000-55765))

31.2

Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K/A, as filed by the Registrant with the Securities and Exchange Commission on March 21, 2018 (file number 000-55765))

31.3

Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.3 to the Registrant’s Annual Report on Form 10-K/A, as filed by the Registrant with the Securities and Exchange Commission on March 21, 2018 (file number 000-55765))

31.4	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 2*

31.5	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 2*

32.1

Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K/A, as filed by the Registrant with the Securities and Exchange Commission on March 21, 2018 (file number 000-55765))

32.2

Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K/A, as filed by the Registrant with the Securities and Exchange Commission on March 21, 2018 (file number 000-55765))

32.3

Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.3 to the Registrant’s Annual Report on Form 10-K/A, as filed by the Registrant with the Securities and Exchange Commission on March 21, 2018 (file number 000-55765))

101

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	April 20, 2018