Form 10-Q
period 2018-03-31
Inland Residential Properties Trust, Inc.
filed 2018-05-15
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 10, 2018, there were 1,486,863 shares of the registrant’s Class A common stock, 408,542 shares of Class T common stock and 260,363 shares of Class T-3 common stock outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Assets:
Real estate:
Land	$9,845,410	$9,845,410
Building and other improvements	94,041,278	93,980,734
Total real estate	103,886,688	103,826,144
Less: accumulated depreciation	(5,311,295)	(4,391,774)
Net real estate	98,575,393	99,434,370
Cash and cash equivalents	4,732,169	7,556,763
Accounts and rents receivable	41,406	72,576
Acquired in place lease intangibles, net	219,604	335,674
Other assets	416,205	584,905
Total assets	$103,984,777	$107,984,288

LIABILITIES AND EQUITY
Liabilities:
Mortgages and note payable, net	$62,906,418	$66,396,156
Accounts payable and accrued expenses	948,054	895,189
Distributions payable	219,862	213,859
Due to related parties	5,408,868	5,273,153
Other liabilities	260,266	212,105
Total liabilities	69,743,468	72,990,462

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.001 par value, 320,000,000 shares authorized, 1,488,756 shares and 1,479,155 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,488	1,479
Class T common stock, $.001 par value, 40,000,000 shares authorized, 408,847 shares and 404,069 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	409	404
Class T-3 common stock, $.001 par value, 40,000,000 shares authorized, 259,309 shares and 243,346 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	259	243
Additional paid in capital (net of offering costs of $4,901,973 and $4,867,250 as of March 31, 2018 and December 31, 2017, respectively)	47,740,188	47,049,832
Distributions and accumulated losses	(13,501,035)	(12,058,132)
Total stockholders’ equity	34,241,309	34,993,826
Total liabilities and stockholders’ equity	$103,984,777	$107,984,288

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Income:
Rental income	$2,312,334	$903,512
Other property income	287,541	116,243
Total income	2,599,875	1,019,755

Expenses:
Property operating expenses	830,893	263,910
Real estate tax expense	280,659	89,943
General and administrative expenses	480,600	303,854
Business management fee	158,415	68,692
Acquisition related costs	—	41,213
Depreciation and amortization	1,050,613	369,396
Total expenses	2,801,180	1,137,008

Operating loss	(201,305)	(117,253)

Interest expense	(611,634)	(252,251)
Interest and other income	6,949	10,398

Net loss	$(805,990)	$(359,106)

Net loss per common share, basic and diluted	$(0.37)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	2,152,649	1,492,485

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Common Stock						Additional	Distributions and
	Class A		Class T		Class T-3		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 31, 2017	1,479,155	$1,479	404,069	$404	243,346	$243	$47,049,832	$(12,058,132)	$34,993,826
Proceeds from the offering	—	—	2,296	2	14,499	15	404,983	—	405,000
Offering costs	—	—	—	—	—	—	(34,724)	—	(34,724)
Issuance of shares from distribution reinvestment plan	9,564	9	2,702	3	1,464	1	321,932	—	321,945
Shares repurchased		—	(220)	—	—	—	(5,146)	—	(5,146)
Distributions declared	—	—	—	—	—	—	—	(636,913)	(636,913)
Net loss	—	—	—	—	—	—	—	(805,990)	(805,990)
Equity based compensation	37	—	—	—	—	—	3,311	—	3,311
Balance at March 31, 2018	1,488,756	$1,488	408,847	$409	259,309	$259	$47,740,188	$(13,501,035)	$34,241,309

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(805,990)	$(359,106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,050,613	369,396
Amortization of debt issuance costs	10,262	98
Amortization of equity based compensation	3,311	2,361
Discount on shares issued to related parties	—	23,556
Changes in assets and liabilities:
Accounts payable and accrued expenses	270,204	14,726
Accounts and rents receivable	31,170	(18,330)
Due to related parties	197,204	131,053
Other liabilities	48,161	(16,034)
Other assets	79,993	81,881
Net cash flows provided by operating activities	884,928	229,601

Cash flows from investing activities:
Capital expenditures	(75,566)	(4,828)
Net cash flows used in investing activities	(75,566)	(4,828)

Cash flows from financing activities:
Payment of mortgage and note payable	(3,500,000)	—
Proceeds from offering	405,000	4,302,638
Distributions paid	(308,964)	(201,635)
Shares repurchased	(5,146)	—
Payment of offering costs	(224,846)	(580,342)
Net cash flows provided by (used in) financing activities	(3,633,956)	3,520,661

Net decrease in cash and cash equivalents	$(2,824,594)	$3,745,434
Cash and cash equivalents, at beginning of the period	7,556,763	9,038,642
Cash and cash equivalents, at end of period	$4,732,169	$12,784,076

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:

Cash paid for interest	$622,446	$249,796

Distributions payable	$219,862	$157,510

Accrued offering costs payable	$532,357	$751,467

Stock dividends issued	$—	$90,026

Common stock issued through distribution reinvestment plan	$321,945	$219,275

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Residential Properties Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2017, which are included in the Company’s 2017 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

NOTE 1 - ORGANIZATION

The Company was formed on December 19, 2013 to primarily acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. The Company entered into a business management agreement (as amended, the “Business Management Agreement”) with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company. Substantially all of the Company’s business is conducted through Inland Residential Operating Partnership, L.P., of which the Company is the sole general partner. The Company elected to be taxed as a real estate investment trust for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the tax year ended December 31, 2015.

At March 31, 2018, the Company owned real estate consisting of three multi-family communities totaling 623 units.  The properties consist of 677,142 square feet of residential and 10,609 square feet of retail gross leasable area. During the three months ended March 31, 2018, the properties’ weighted average daily occupancy for residential was 93.4% and at March 31, 2018, 596 units, or 95.7% of the total residential units were leased. At March 31, 2018, 100% of the retail units were occupied.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 21, 2018, under the heading “Note 2 - Summary of Significant Accounting Policies.” There has been no change to the Company’s significant accounting policies during the three months ended March 31, 2018 except as noted below.

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

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update will require that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation of cash shown on the statement of cash flows. The amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. At March 31, 2018, the Company does not have restricted cash in its consolidated balance sheets and therefore, the new guidance has had no impact to its consolidated financial statements or related disclosures.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company selected the modified retrospective transition method which would include a cumulative effect of applying the standard on January 1, 2018. As the Company has reviewed its revenue streams and has concluded its previous recognition of revenue is in compliance with the new standard, no cumulative effect adjustment is required. Common area

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

maintenance reimbursements that may be impacted will not be addressed until the Company's adoption of ASU No. 2016-02, Leases (Topic 842) considering its revisions to accounting for common area maintenance.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 and the related Exposure Draft are not effective for the Company until January 1, 2019, with early adoption permitted. The Company is continuing to evaluate this guidance and the impact on its consolidated financial statements. The Company expects to utilize the practical expedients proposed in the Exposure Draft as part of its adoption of ASU 2016-02.

NOTE 3 – EQUITY

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

On February 2, 2018, the Company’s board of directors determined an estimated per share net asset value (“Estimated Per Share NAV”) for each class of its common stock. The Company intends to publish an updated estimated value of its shares on at least an annual basis.

Excluding proceeds from the Company’s distribution reinvestment plan (as amended, the “DRP”), the Company generated gross proceeds of $0, $55,000 and $350,000 from sales of its Class A Shares, Class T Shares and Class T-3 Shares, respectively, during the three months ended March 31, 2018. As of March 31, 2018, the Company had 1,488,756, 408,847 and 259,309 Class A Shares, Class T Shares and Class T-3 Shares outstanding, respectively.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

The Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, cash distributions paid on Class A Shares, Class T Shares and Class T-3 Shares, as applicable, are used to purchase Class A Shares, Class T Shares and Class T-3 Shares, respectively. Such purchases under the DRP are not subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP. The price per share for shares of common stock purchased under the DRP were made initially at a price of $23.75, $22.81 and $22.81 per Class A Share, Class T Share and Class T-3 Share, respectively, until February 5, 2018 when the Company reported estimated per share net asset values of its common stock.  Accordingly, under the DRP, beginning with the February 2018 distribution payment made to stockholders in March 2018 until the Company announces new estimated per share net asset values, distributions may be reinvested for shares of common stock at the Estimated Per Share NAV for each class of its common stock.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Distributions reinvested through the DRP were $321,945 and $219,275 for the three months ended March 31, 2018 and 2017, respectively.

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

Repurchases through the SRP were $5,146 during the three months ended March 31, 2018. There were no repurchases through the SRP during the three months ended March 31, 2017.

NOTE 4 – ACQUISITIONS

During the three months ended March 31, 2018, the Company did not acquire any real estate properties.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Intangible assets:
Acquired in place lease value	$592,511	$592,511
Accumulated amortization	(372,907)	(256,837)
Acquired lease intangibles, net	$219,604	$335,674

As of March 31, 2018, the weighted average amortization period for acquired in place lease intangibles is 3.6 years.

The portion of the purchase price allocated to acquired in place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

Amortization pertaining to acquired in place lease value is summarized below:

	Three Months Ended March 31,
Amortization recorded as amortization expense:	2018	2017
Acquired in place lease value	$116,070	$—

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2018 for each of the five succeeding years and thereafter is as follows:

Acquired In-Place Leases
2018 (remainder of year)	$63,777
2019	85,035
2020	48,976
2021	21,816
2022	—
Thereafter	—
Total	$219,604

NOTE 6 – MORTGAGES AND NOTE PAYABLE, NET

As of March 31, 2018 and December 31, 2017, the Company had the following mortgages and note payable:

			March 31, 2018		December 31, 2017
Type of Debt	Maturity Date	Interest Rate per Annum	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Mortgages Payable:
The Retreat at Market Square	September 30, 2023	3.64%	$27,450,000		$27,450,000
Commons at Town Center	May 3, 2024	3.69%	13,800,000		13,800,000
Verandas at Mitylene	August 1, 2027	3.88%	21,930,000		21,930,000
Total Mortgages			$63,180,000	3.73%	$63,180,000	3.73%
Note Payable:
Commons at Town Center	January 3, 2019	5.40%	—	5.40%	3,500,000	5.40%
Total debt before debt issuance costs			$63,180,000	3.73%	$66,680,000	3.82%
Unamortized debt issuance costs			(273,582)		(283,844)
Total debt			$62,906,418		$66,396,156

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding unamortized debt issuance costs was $63,180,000 and $66,680,000 as of March 31, 2018 and December 31, 2017, respectively, and its estimated fair value was $61,352,255 and $65,281,610 as of March 31, 2018 and December 31, 2017, respectively.

Mortgages

The mortgage loans require compliance with certain covenants such as debt service ratios, investment restrictions and distribution limitations.  As of March 31, 2018, the Company is in compliance with all financial covenants related to its mortgage loans.

The scheduled principal payments and maturities on the Company’s mortgages are as follows:

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	March 31, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgages	Total
2018 (remainder of the year)	$—	$—	$—
2019	—	—	—
2020	—	—	—
2021	124,063	—	124,063
2022	505,081	—	505,081
Thereafter	348,125	62,202,731	62,550,856
Total	$977,269	$62,202,731	$63,180,000

The weighted average years to maturity for the Company’s debt is 6.97 years.

Note Payable

The Company paid in full the outstanding balance of its note payable and accrued interest in January 2018.

NOTE 7 – DISTRIBUTIONS

The Company currently pays distributions based on daily record dates, payable in arrears the following month.     From January 1, 2018 through February 28, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002768493 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. From March 1 through March 31, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758488 per Class T Share and $0.003323017 per Class T-3 Share, based on a 365-day period. The Company issued 3,649 in stock dividends during the three months ended March 31, 2017. The table below presents the distributions paid and declared for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Distributions paid	$308,964	$201,635
Distributions declared	$636,913	$441,213

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss for the three months ended March 31, 2018, 640 shares were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss for the three months ended March 31, 2017, 371 shares were excluded from the computation of diluted EPS, because they would have been antidilutive. The Company does not apply the two-class method for calculating EPS as its share classes only differ on the timing of its payment of distribution and stockholder servicing fees.

NOTE 9 – EQUITY-BASED COMPENSATION

In accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”), restricted shares are issued to non-employee directors as compensation.

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. At vesting, any restrictions on the shares lapse. The number of shares that may be issued under the RSP is limited to 5% of outstanding shares. Compensation expense associated with the director restricted shares is included in general and administrative

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

expenses in the accompanying consolidated financial statements. Compensation expense under the RSP was $3,311 and $2,361 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had $9,583 of unrecognized compensation expense related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.4 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,133	$25,834	$25,834
Granted	—	—	—
Vested	(37)	(834)	(834)
Forfeited	—	—	—
Outstanding at March 31, 2018	1,096	$25,000	$25,000

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment, multi-family real estate, as defined by U.S. GAAP for the three months ended March 31, 2018 and 2017.

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2018 and 2017. The Sponsor and its affiliates will not require repayment of acquisition related costs (fee), certain offering costs, mortgage financing fee and Sponsor non-interest bearing advances until subsequent to 12 months from the issuance of this report.

		Three Months Ended March 31,		Amount Unpaid as of
		2018	2017	March 31, 2018	December 31, 2017
General and administrative reimbursements	(a)	$166,826	$90,307	$158,411	$98,863
Affiliate share purchase discounts	(b)	—	23,556	—	—
Total general and administrative costs		$166,826	$113,863	$158,411	$98,863

Acquisition related costs	(c)	$—	$34,858	$686,250	$686,250
Offering costs	(d)	$20,151	$398,029	$1,543,776	$1,609,242
Reimbursement of offering costs	(e)	$3,976	$—	$432,228	$428,252
Business management fee	(f)	$158,415	$68,692	$501,252	$342,837
Mortgage financing fee	(g)	$—	$—	$114,375	$114,375
Sponsor non-interest bearing advances	(h)	$—	$—	$1,950,000	$1,950,000

Property management fee		$104,447	$39,145	$—	$—
Property operating expenses		219,448	93,420	22,576	43,334
Total property operating expenses	(i)	$323,895	$132,565	$22,576	$43,334

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enable them to purchase Class A Shares at $22.81 per share. The Company did not sell shares to affiliates during the three months ended March 31, 2018. The Company sold 10,756 Class A Shares to affiliates during the three months ended March 31, 2017.

(c)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.   The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to transactions occurring on or after August 8, 2016. The Business Manager and its affiliates continue to be reimbursed for acquisition related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement.  There were no related party acquisition costs incurred during the three months ended March 31, 2018. For the three months ended March 31, 2017, of the $34,858 related party acquisition costs, $16,887 were capitalized in the accompanying consolidated balance sheets and $17,971 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations.  Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets.

(d)

The Company reimbursed the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also received selling commissions equal to 6.0% of the sale price for each Class A Share sold,  2.0% of the sale price for each Class T Share sold and 3.0% of the sale price for each Class T-3 Share sold and a dealer manager fee equal to 2.75% of the sale price for each Class A and Class T Share sold and 2.5% of the sale price for each Class T-3 Share sold, the majority of which was re-allowed (paid) to third party soliciting dealers. The Company does not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and paid no or reduced selling commissions and dealer manager fees in connection with certain special sales. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. Organization and offering expenses, excluding selling commissions and dealer manager fees (“other organization and offering expenses”), could not exceed 2.0% of the gross Offering proceeds (the “maximum expense cap”). To the extent that other organization and offering expenses exceeded the maximum expense cap, the excess expenses were required to be paid by the Business Manager with no recourse to the Company. These expenses included registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses. The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share and Class T-3 Share sold in the Offering. The fee is not paid at the time of purchase. The Company accounted for the total fee as a charge to equity at the time each Class T Share or Class T-3 Share was sold in the Offering and recorded a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At March 31, 2018 and December 31, 2017, the unpaid fee equal to $529,012 and $551,298, respectively, was recorded in due to related parties in the accompanying consolidated balance sheets.

(e)

Other organization and offering expenses exceeded the maximum expense cap. Total offering costs were $10,969,745, of which $7,070,590 were other organization and offering expenses subject to the maximum expense cap. Total proceeds raised in the Offering were $50,140,908, resulting in cap excess of $6,067,772. The Business Manager reimbursed the Company an estimated amount of $6,500,000 during the year ended December 31, 2017. This amount includes the overpayment of $432,228 which is included in due to related parties in the accompanying consolidated balance sheets.

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

NOTE 12 – SUBSEQUENT EVENTS

Cash distributions

The Company’s board of directors declared cash distributions payable to stockholders of record of Class A, Class T and Class T-3 Shares each day beginning on the close of business April 1, 2018 through the close of business June 30, 2018.  Through that date distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758356 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. Distributions were paid monthly in arrears as follows.

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
March 2018	April 2018	$219,862	$110,790	4,732	$109,072
April 2018	May 2018	$213,049	$107,189	4,580	$105,860

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Residential Properties Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 21, 2018, and factors described below:

•

There is no established public trading market for our shares, and our stockholders may not be able to sell their shares under our share repurchase program (as amended, the “SRP”) and, if our stockholders are able to sell their shares under the SRP, they may not be able to recover the amount of their investment in our shares;

•	We cannot guarantee that a liquidity event will occur;
•

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our “reasonable best efforts” offering (the “Offering”) and distribution reinvestment plan (as amended, the “DRP”), which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders;

•

Because we raised substantially less than the maximum offering amount in our Offering, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause our overall investment performance and the value of our stockholders’ investment to vary more widely with the performance of a single property, and cause our fixed operating expenses to constitute a greater percentage of our gross income. Raising fewer proceeds in our Offering, therefore, increases the risk that our stockholders will not receive a full return of their investment;

•	We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three months ended March 31, 2018 and 2017 and for the year ended December 31, 2017;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•

We do not have employees and will rely on Inland Residential Business Manager & Advisor, Inc. or our “Business Manager” and Inland Residential Real Estate Services LLC or our “Real Estate Manager” to manage our business and assets;

•

Persons performing services for our Business Manager and our Real Estate Manager are employed by Inland Real Estate Investment Corporation (our “Sponsor”) or its affiliates and face competing demands for their time and service;

•	We do not have arm’s-length agreements with our Business Manager, Real Estate Manager or other affiliates of our Sponsor;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager;
•	We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•	Our properties may compete with the properties owned by other programs sponsored by our Sponsor or Inland Private Capital Corporation for, among other things, tenants;
•	There are limits on the ownership and transferability of our shares; and
•	If we fail to continue to qualify as a real estate investment trust, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the three months ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in December 2013 to primarily acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. Our real estate portfolio consists primarily of “stabilized” Class A and Class B multi-family properties. We are managed by our Business Manager. Substantially all of our business is conducted through Inland Residential Operating Partnership, L.P., of which we are the sole general partner.  We elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2015.

We commenced our Offering of Class A and Class T Shares on February 17, 2015 and, effective February 2, 2017, we reallocated certain of the remaining shares being offered in our Offering to offer Class T-3 Shares.  We ceased accepting subscriptions agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018.

Company Highlights – Three Months Ended March 31, 2018

Financings

We paid in full the outstanding balance of our note payable and accrued interest in January 2018.

Capital

Excluding DRP proceeds, we generated gross proceeds of $0.4 million from sales of our Class A Shares, Class T Shares and Class T-3 Shares during the three months ended March 31, 2018.

Select Property Information

As of March 31, 2018, we owned three communities located in three states consisting of 623 residential units.  In addition, we own ground level retail space totaling 10,609 square feet at one property.  We own and lease retail space at our properties when we believe the retail space will increase the attractiveness of our communities and add convenience to our residents. The table below presents information for each of our communities as of March 31, 2018.

Community	Location	Total Number of Residential Units	Average Rental Rate per Residential Unit (a)	2018 Residential Average Occupancy	Leased Residential Units	Purchase Price	Debt Balance	Interest Rate
The Retreat at Market Square	Frederick, MD	206	$1,547	95.9%	200	$45,727,557	$27,450,000	3.64%
Commons at Town Center	Vernon Hills, IL	85	1,881	94.2%	81	23,000,000	13,800,000	3.69%
Verandas at Mitylene	Montgomery, AL	332	897	94.6%	315	36,550,000	21,930,000	3.88%
	Total	623	$1,247		596	$105,277,557	$63,180,000

(a)	Average rental rate per residential unit is for the last month of the period presented.

Our communities include garden-style apartments generally defined as properties with multiple one to three story buildings in landscaped settings and mid-rise apartments situated in more urban settings.  The following table sets forth a summary of our communities by building type as of March 31, 2018.

Type	Residential Units
Garden-style	538
Mid-rise	85

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our properties
•	Interest on mortgage loans	•	Proceeds from the DRP
•	Property operating expenses	•	Proceeds from mortgage loans
•	General and administrative expenses
•	Distributions to stockholders
•	Non-transaction based fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP

Long-term liquidity and capital needs such as:
•	Interest & principal payments on mortgage loans
•	Capital expenditures
•	Repurchases of shares under the SRP
•	Payment to Sponsor and its affiliates of deferred advances and fees

Cash Flow Analysis

	Three Months Ended March 31,		Change
	2018	2017	2018 vs. 2017
Net cash flows provided by operating activities	$884,928	$229,601	$655,327
Net cash flows used in investing activities	$(75,566)	$(4,828)	$(70,738)
Net cash flows (used in) provided by financing activities	$(3,633,956)	$3,520,661	$(7,154,617)

Operating activities

Cash provided by operating activities increased $0.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to cash generated from property operations from our recent acquisitions and timing of payments.

Investing activities

	Three Months Ended March 31,		Change
	2018	2017	2018 vs. 2017
Capital expenditures	$(75,566)	$(4,828)	$(70,738)
Net cash flows used in investing activities	$(75,566)	$(4,828)	$(70,738)

We used more cash in our investing activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to capital improvements made at certain of our properties.

Financing activities

	Three Months Ended March 31,		Change
	2018	2017	2018 vs. 2017
Proceeds from offering net of offering costs	$180,154	$3,722,296	$(3,542,142)
Distributions paid	(308,964)	(201,635)	(107,329)
Shares repurchased	(5,146)	—	(5,146)
Total changes related to debt	(3,500,000)	—	(3,500,000)
Net cash (used in) provided by financing activities	$(3,633,956)	$3,520,661	$(7,154,617)

Cash used in financing activities increased $7.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, we generated proceeds from the sale of our shares, net of offering costs paid, of approximately $0.2 million and $3.7 million, respectively. Proceeds from our offering decreased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as we terminated our offering on January 3, 2018. During the three months ended March 31, 2018, we paid off our note payable in an aggregate amount of $3.5 million. During the three months ended March 31, 2018 and 2017, we paid approximately $0.3 million and $0.2 million, respectively, in distributions and repurchased $5,146 of shares in 2018.

Distributions

A summary of the cash distributions declared and paid, and cash flows provided by operations for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017

Total cash distributions declared (1)	$636,913	$441,213

Total cash distributions paid (2)	$630,909	$420,910
Cash distributions paid	308,964	201,635
Distributions reinvested via DRP	321,945	219,275

Cash flow provided by operations	$884,928	$229,601
Net offering proceeds (3)	$180,154	$3,722,296

(1)

Our Board of directors declared annualized distributions through September 2018 of $1.25, $1.01 and $1.22 per Class A Share, Class T Share and Class T-3 Share, respectively.  For 2018, the distributions declared per Class T Share are less than the distributions declared per Class A Share by an amount equal to the distribution and stockholder servicing fee paid per Class T Share of $0.24.  The distributions declared per Class T-3 Share are less than the distributions declared per Class A Share by an amount equal to $0.03, which represents a portion of the distribution and stockholder servicing fee.  The remaining distribution and stockholder servicing fee per Class T-3 Share of approximately $0.20 will impact the estimated value per share of the Class T-3 Shares.

(2)

Approximately 100% of cash distributions paid for the three months ended March 31, 2018 were paid from operating cash flows. Approximately 45.5% of cash distributions paid for the three months ended March 31, 2017 were paid from the Offering and DRP.

(3)	The Offering commenced on February 17, 2015 and terminated on January 3, 2018.

Results of operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2018 and 2017.

This section describes and compares our results of operations for the three months ended March 31, 2018 and 2017. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of our property that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended March 31, 2018 and 2017

A total of one multi-family property was acquired on or before January 1, 2017 and represents our “same store” property during the three months ended March 31, 2018 and 2017.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2017. For the three months ended March 31, 2018 and 2017, two properties constituted non-same store properties. The following table presents property net operating income broken out between same store and non-same store, prior to amortization of intangibles, interest, and depreciation and amortization for the three months ended March 31, 2018 and 2017, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$2,312,334	$903,512	$1,408,822	$915,770	$903,512	$12,258	$1,396,564	$—	$1,396,564
Other property income	287,541	116,243	171,298	100,633	116,243	(15,610)	186,908	—	$186,908
Total income	$2,599,875	$1,019,755	$1,580,120	$1,016,403	$1,019,755	$(3,352)	$1,583,472	$—	$1,583,472

Property operating expenses	$830,893	$263,910	$566,983	$297,794	$263,910	$33,884	$533,099	—	$533,099
Real estate tax expense	280,659	89,943	190,716	90,395	89,943	452	190,264	—	190,264
Total property operating expenses	$1,111,552	$353,853	$757,699	$388,189	$353,853	$34,336	$723,363	$—	$723,363

Property net operating income	$1,488,323	$665,902	$822,421	$628,214	$665,902	$(37,688)	$860,109	$—	$860,109

General and administrative expenses	(480,600)	(303,854)	(176,746)
Acquisition related costs	—	(41,213)	41,213
Business management fee	(158,415)	(68,692)	(89,723)
Depreciation and amortization	(1,050,613)	(369,396)	(681,217)
Interest expense	(611,634)	(252,251)	(359,383)
Interest and other income	6,949	10,398	(3,449)
Net loss	$(805,990)	$(359,106)	$(446,884)

Net loss. Net loss was $805,990 and $359,106 for the three months ended March 31, 2018 and 2017, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of our investment property owned during the three months ended March 31, 2018, with the results of the same investment property owned during the three months ended March 31, 2017, property net operating income decreased $37,688.  The decrease is primarily due to increased property operating expenses.

“Non-same store” total property net operating income increased $860,109 during 2018 as compared to 2017. The increase is a result of acquiring two additional properties after January 1, 2017.

General and Administrative expenses.  General and administrative expenses increased $176,746 in 2018 compared to 2017.  This increase is primarily due to growth in our portfolio.

Acquisition related costs.  Acquisition related expenses decreased $41,213 in 2018 compared to 2017. The decrease is attributed to our acquisition related activity in 2017.

Business management fee. Business management fees increased $89,723 in 2018 compared to 2017. The increase is due to the acquisition of two additional properties which increased assets under management.

Depreciation and Amortization.  Depreciation and amortization increased $681,217 in 2018 compared to 2017. The increase is due to acquisitions during 2017.

Interest Expense.  Interest expense increased $359,383 in 2018 compared to 2017. The increase is due to borrowings to fund recent acquisitions in 2017.

Interest and other income.  Interest and other income decreased $3,449.  The decrease is primarily due to lower interest earned as a result of lower cash balances in 2018 compared to 2017.

Critical Accounting Policies

Disclosures discussing all significant accounting policies are set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 21, 2018, under the heading “Critical Accounting Policies”. There have been no changes to our critical accounting policies during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 12 – “Subsequent Events” which is included in our March 31, 2018 Notes to Consolidated Financial Statements in Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. As of March 31, 2018, we had outstanding debt of approximately $63.2 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 3.64% to 3.88% per annum. The weighted average interest rate was 3.73%. As of March 31, 2018, the weighted average years to maturity for our mortgages was approximately 6.97 years.

As of March 31, 2018 and December 31, 2017, we did not have any variable rate debt. As of March 31, 2018, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $63.2 million and a fair value of $61.4 million. As of December 31, 2017, our fixed-rate debt consisted of secured mortgage financings and a note payable with a carrying value of $66.7 million and a fair value of $65.3 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed-rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair value of our fixed-rate debt would decrease by $3.5 million at March 31, 2018. If market interest rates were to decrease by 1% (100 basis points), the fair value of our fixed-rate debt would increase by $3.8 million at March 31, 2018.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

We have incurred net losses on a U.S. GAAP basis for the three months ended March 31, 2018 and 2017.

We have incurred net losses on a U.S. GAAP basis for the three months ended March 31, 2018 and 2017 of $0.8 million and $0.4 million, respectively. Our losses can be attributed, in part, to property operating, interest, general and administrative expenses, acquisition related expenses and non-cash charges for depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. As of March 31, 2018, we had acquired three multi-family communities. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

During the term of the Offering, we sold the following securities in the Offering and the DRP for the following aggregate offering proceeds:

•	1,401,711 Class A Shares, 390,230 Class T Shares and 255,666 Class T-3 Shares, equal to $49,940,909 in aggregate gross offering proceeds, in the reasonable best efforts Offering.

•	60,789 Class A Shares, 14,651 Class T Shares and 3,205 Class T-3 Shares, equal to $1,850,839 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through March 31, 2018, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$4,430,069
Offering costs paid to non-related parties	3,653,402
Total offering costs paid	$8,083,471

(1)

“Offering costs to related parties” include selling commissions, dealer manager fees and due diligence expense reimbursements paid to Inland Securities Corporation, which re-allowed all or a portion of these amounts to soliciting dealers that are not related to Inland Securities Corporation.

From the effective date of the Offering through March 31, 2018, the net offering proceeds to us from the Offering and DRP, after deducting the total expenses incurred described above, were $43.8 million. As of March 31, 2018, we used $26.2 million to repay a portion of our debt which was originally incurred in connection with the purchase of real estate, $15.5 million in related costs associated with our purchase of real estate, of which approximately $0.2 million was paid to related parties and approximately $1.9 million to pay distributions. The remaining proceeds were held as cash at March 31, 2018. In 2017, we received $6.5 million from our

Business Manager as a refund of offering costs previously paid by us which resulted from costs exceeding allowable amounts as described in our registration statement for the Offering. The table above does not include the refund of offering costs.

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

During the three months ended March 31, 2018, we repurchased no Class A Shares, 220 Class T Shares and no Class T-3 Shares under the SRP.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2018	—	—	$—	$—	—	106,328
February 2018	—	—	$—	$—	—	106,328
March 2018	220	220	$23.35	$5,146	220	106,108
Total	220	220	$23.35	$5,146	220

(1)	Our SRP was announced on February 17, 2015.

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

10.1

First Amended and Restated Mezzanine Promissory Note, dated December 29, 2017, by IRESI Vernon Hills Commons, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 12, 2018 (file number 000-55765))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on May 15, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of  Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	May 15, 2018

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	May 15, 2018