Form 10-Q
period 2018-06-30
Inland Residential Properties Trust, Inc.
filed 2018-08-07
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 2, 2018, there were 1,489,222 shares of the registrant’s Class A common stock, 408,816 shares of Class T common stock and 261,967 shares of Class T-3 common stock outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Assets:
Real estate:
Land	$9,845,410	$9,845,410
Building and other improvements	94,078,849	93,980,734
Total real estate	103,924,259	103,826,144
Less: accumulated depreciation	(6,234,848)	(4,391,774)
Net real estate	97,689,411	99,434,370
Cash and cash equivalents	4,546,190	7,556,763
Accounts and rents receivable, net	57,150	72,576
Acquired in place lease intangibles, net	198,345	335,674
Other assets	278,987	584,905
Total assets	$102,770,083	$107,984,288

LIABILITIES AND EQUITY
Liabilities:
Mortgages and note payable, net	$62,914,280	$66,396,156
Accounts payable and accrued expenses	909,857	895,189
Distributions payable	212,435	213,859
Due to related parties	5,480,370	5,273,153
Other liabilities	216,038	212,105
Total liabilities	69,732,980	72,990,462

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.001 par value, 320,000,000 shares authorized, 1,486,010 shares and 1,479,155 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,485	1,479
Class T common stock, $.001 par value, 40,000,000 shares authorized, 408,507 shares and 404,069 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	409	404
Class T-3 common stock, $.001 par value, 40,000,000 shares authorized, 260,903 shares and 243,346 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	261	243
Additional paid in capital (net of offering costs of $4,902,004 and $4,867,250 as of June 30, 2018 and December 31, 2017, respectively)	47,714,913	47,049,832
Distributions and accumulated losses	(14,679,965)	(12,058,132)
Total stockholders’ equity	33,037,103	34,993,826
Total liabilities and stockholders’ equity	$102,770,083	$107,984,288

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income:
Rental income	$2,309,367	$1,294,942	$4,621,701	$2,198,454
Other property income	304,758	128,262	592,299	244,505
Total income	2,614,125	1,423,204	5,214,000	2,442,959

Expenses:
Property operating expenses	833,079	432,756	1,663,972	696,666
Real estate tax expense	276,468	164,056	557,127	253,999
General and administrative expenses	325,518	390,663	806,118	694,517
Business management fee	158,563	91,763	316,978	160,455
Acquisition related costs	—	30,266	—	71,479
Depreciation and amortization	952,763	609,311	2,003,376	978,707
Total expenses	2,546,391	1,718,815	5,347,571	2,855,823

Operating income (loss)	67,734	(295,611)	(133,571)	(412,864)

Interest expense	(607,066)	(423,299)	(1,218,700)	(675,550)
Interest and other income	5,390	14,116	12,339	24,514

Net loss	$(533,942)	$(704,794)	$(1,339,932)	$(1,063,900)

Net loss per common share, basic and diluted	$(0.25)	$(0.42)	$(0.62)	$(0.67)

Weighted average number of common shares outstanding, basic and diluted	2,156,997	1,696,801	2,154,835	1,595,207

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Common Stock						Additional	Distributions and
	Class A		Class T		Class T-3		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 31, 2017	1,479,155	$1,479	404,069	$404	243,346	$243	$47,049,832	$(12,058,132)	$34,993,826
Proceeds from the offering	—	—	2,296	2	14,499	15	404,983	—	405,000
Offering costs	—	—	—	—	—	—	(34,754)	—	(34,754)
Issuance of shares from distribution reinvestment plan	19,359	19	5,271	5	3,058	3	648,680	—	648,707
Shares repurchased	(12,906)	(13)	(3,129)	(2)	—	—	(359,846)	—	(359,861)
Distributions declared	—	—	—	—	—	—	—	(1,281,901)	(1,281,901)
Net loss	—	—	—	—	—	—	—	(1,339,932)	(1,339,932)
Equity based compensation	402	—	—	—	—	—	6,018	—	6,018
Balance at June 30, 2018	1,486,010	$1,485	408,507	$409	260,903	$261	$47,714,913	$(14,679,965)	$33,037,103

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,339,932)	$(1,063,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,003,376	978,707
Amortization of debt issuance costs	18,124	5,950
Amortization of equity based compensation	6,018	5,139
Discount on shares issued to related parties	—	24,530
Changes in assets and liabilities:
Accounts payable and accrued expenses	320,713	238,845
Accounts and rents receivable	15,426	(28,076)
Due to related parties	310,959	219,235
Other liabilities	3,933	133,126
Other assets	128,504	(8,551)
Net cash flows provided by operating activities	1,467,121	505,005

Cash flows from investing activities:
Purchase of real estate	—	(22,936,173)
Capital expenditures	(121,088)	(20,166)
Net cash flows used in investing activities	(121,088)	(22,956,339)

Cash flows from financing activities:
Payment of note payable	(3,500,000)	—
Proceeds from mortgage and note payable	—	23,000,000
Proceeds from offering	405,000	9,632,568
Payment of debt issuance costs	—	(57,726)
Distributions paid	(634,616)	(430,053)
Shares repurchased	(359,861)	—
Payment of offering costs	(267,129)	(1,563,568)
Net cash flows provided by (used in) financing activities	(4,356,606)	30,581,221

Net (decrease) increase in cash and cash equivalents	$(3,010,573)	$8,129,887
Cash and cash equivalents, at beginning of the period	7,556,763	9,038,642
Cash and cash equivalents, at end of period	$4,546,190	$17,168,529

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
In conjunction with the purchase of real estate, the Company acquired assets and assumed liabilities as follows:
Land	$—	$1,492,382
Building and other improvements	—	20,643,086
Furniture, fixtures and equipment	—	339,645
Acquired in place lease intangibles	—	645,035
Assumed assets and liabilities, net	—	(183,975)
Purchase of real estate	$—	$22,936,173

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$1,223,960	$675,606

Distributions payable	$212,435	$176,259

Accrued offering costs payable	$490,105	$756,106

Stock dividends issued	$—	$553,986

Common stock issued through distribution reinvestment plan	$648,707	$479,079

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Residential Properties Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2017, which are included in the Company’s 2017 Annual Report on Form 10-K/A, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

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

At June 30, 2018, the Company owned real estate consisting of three multi-family communities totaling 623 units.  The properties consist of 677,142 square feet of residential and 10,609 square feet of retail gross leasable area. During the six months ended June 30, 2018, the properties’ weighted average daily occupancy for residential was 94.2% and at June 30, 2018, 605 units, or 97.1% of the total residential units were leased. At June 30, 2018, 100% of the retail units were occupied.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 21, 2018, under the heading “Note 2 - Summary of Significant Accounting Policies.” There has been no change to the Company’s significant accounting policies during the six months ended June 30, 2018 except as noted below.

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

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update will require that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation of cash shown on the statement of cash flows. The amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. At June 30, 2018, the Company does not have restricted cash in its consolidated balance sheets and therefore, the new guidance has had no impact to its consolidated financial statements or related disclosures.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. On July 30, 2018 the FASB issued ASU No. 2018-11, Targeted Improvements, Leases (Topic 842), which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU No. 2018-11 also provides companies with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Both ASU No. 2016-02 and ASU No 2018-11 are effective for the Company on January 1, 2019, with early adoption permitted. The Company is continuing to evaluate this guidance and the impact on its consolidated financial statements. The Company expects to utilize the practical expedients in the amendment as part of its adoption of ASU No. 2016-02.

NOTE 3 – EQUITY

The Company commenced an offering of shares of Class A common stock, $.001 par value per share (“Class A Shares”) and shares of Class T common stock, $.001 par value per share (“Class T Shares”) on February 17, 2015 (the “Offering”) and, effective February 2, 2017, the Company reallocated certain of the remaining shares offered in the Offering to offer shares of Class T-3 common stock, $.001 par value per share (“Class T-3 Shares”). The Company ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018. Excluding the distribution reinvestment plan (as amended, the “DRP”), the Company issued 1,401,711 Class A Shares, 390,230 Class T Shares and 255,666 Class T-3 Shares generating gross proceeds of approximately $50 million from the Offering. As of June 30, 2018, the Company had 1,486,010, 408,507 and 260,903 Class A Shares, Class T Shares and Class T-3 Shares outstanding, respectively.

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

Distribution Reinvestment Plan

The Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, cash distributions paid on Class A Shares, Class T Shares and Class T-3 Shares, as applicable, are used to purchase Class A Shares, Class T Shares and Class T-3 Shares, respectively. Such purchases under the DRP are not subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP. Under the DRP, beginning with the February 2018 distribution payment made to stockholders in March 2018 until the Company announces new estimated per share net asset values, distributions may be reinvested for shares of common stock at the applicable Estimated Per Share NAV.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Distributions reinvested through the DRP were $648,707 and $479,079 for the six months ended June 30, 2018 and 2017, respectively.

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

Repurchases through the SRP were $359,861 during the six months ended June 30, 2018. There were no repurchases through the SRP during the six months ended June 30, 2017.

NOTE 4 – ACQUISITIONS

During the six months ended June 30, 2018, the Company did not acquire any real estate properties.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Intangible assets:
Acquired in place lease value	$592,511	$592,511
Accumulated amortization	(394,166)	(256,837)
Acquired lease intangibles, net	$198,345	$335,674

As of June 30, 2018, the weighted average amortization period for acquired in place lease intangibles is 3.6 years.

The portion of the purchase price allocated to acquired in place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

Amortization pertaining to acquired in place lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization recorded as amortization expense:	2018	2017	2018	2017
Acquired in place lease value	$21,259	$112,041	$137,329	$112,041

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2018 for each of the five succeeding years and thereafter is as follows:

Acquired In-Place Leases
2018 (remainder of year)	$42,518
2019	85,035
2020	48,976
2021	21,816
2022	—
Thereafter	—
Total	$198,345

NOTE 6 – MORTGAGES AND NOTE PAYABLE, NET

As of June 30, 2018 and December 31, 2017, the Company had the following mortgages and note payable:

			June 30, 2018		December 31, 2017
Type of Debt	Maturity Date	Interest Rate per Annum	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Mortgages Payable:
The Retreat at Market Square	September 30, 2023	3.64%	$27,450,000		$27,450,000
Commons at Town Center	May 3, 2024	3.69%	13,800,000		13,800,000
Verandas at Mitylene	August 1, 2027	3.88%	21,930,000		21,930,000
Total Mortgages			$63,180,000	3.73%	$63,180,000	3.73%
Note Payable:
Commons at Town Center			—		3,500,000	5.40%
Total debt before debt issuance costs			$63,180,000	3.73%	$66,680,000	3.82%
Unamortized debt issuance costs			(265,720)		(283,844)
Total debt			$62,914,280		$66,396,156

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding unamortized debt issuance costs was $63,180,000 and $66,680,000 as of June 30, 2018 and December 31, 2017, respectively, and its estimated fair value was $60,953,330 and $65,281,610 as of June 30, 2018 and December 31, 2017, respectively.

Mortgages

The mortgage loans require compliance with certain covenants such as debt service ratios, investment restrictions and distribution limitations.  As of June 30, 2018, the Company is in compliance with all financial covenants related to its mortgage loans.

The scheduled principal payments and maturities on the Company’s mortgages are as follows:

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	June 30, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgages	Total
2018 (remainder of year)	$—	$—	$—
2019	—	—	—
2020	—	—	—
2021	124,063	—	124,063
2022	505,081	—	505,081
Thereafter	348,125	62,202,731	62,550,856
Total	$977,269	$62,202,731	$63,180,000

The weighted average years to maturity for the Company’s debt is 6.72 years.

Note Payable

The Company paid in full the outstanding balance of its note payable and accrued interest in January 2018.

NOTE 7 – DISTRIBUTIONS

The Company currently pays distributions based on daily record dates, payable in arrears the following month.  From January 1, 2018 through February 28, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002768493 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. From March 1 through March 31, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758488 per Class T Share and $0.003323017 per Class T-3 Share, based on a 365-day period. From April 1, 2018 through June 30, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758356 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. The Company issued 22,396 in stock dividends during the six months ended June 30, 2017. The table below presents the distributions paid and declared for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Distributions paid	$652,414	$488,222	$1,283,323	$909,132
Distributions declared	$644,988	$506,971	$1,281,901	$948,184

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss for the three and six months ended June 30, 2018, 735 and 699 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss for the three and six months ended June 30, 2017, 811 and 761 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. The Company does not apply the two-class method for calculating EPS as its share classes only differ on the timing of its payment of distribution and stockholder servicing fees.

NOTE 9 – EQUITY-BASED COMPENSATION

In accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”), restricted shares are issued to non-employee directors as compensation.

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. At vesting, any restrictions on the shares lapse. The number of shares that may be issued under the RSP is limited to 5% of

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

outstanding shares. Compensation expense associated with the director restricted shares is included in general and administrative expenses in the accompanying consolidated financial statements. Compensation expense under the RSP was $2,707 and $6,018 for the three and six months ended June 30, 2018, respectively. Compensation expense under the RSP was $2,778 and $5,139 for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the Company had $6,875 of unrecognized compensation expense related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.35 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,133	$25,834	$25,834
Granted	—	—	—
Vested	(402)	(9,166)	(9,166)
Forfeited	—	—	—
Outstanding at June 30, 2018	731	$16,668	$16,668

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment, multi-family real estate, as defined by U.S. GAAP for the three and six months ended June 30, 2018 and 2017.

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2018 and 2017. The Sponsor and its affiliates will not require repayment of acquisition related costs (fee), certain offering costs, mortgage financing fee and Sponsor non-interest bearing advances until subsequent to 12 months from the issuance of this report.

		Three Months Ended June 30,		Six Months Ended June 30,		Amount Unpaid as of
		2018	2017	2018	2017	June 30, 2018	December 31, 2017
General and administrative reimbursements	(a)	$89,839	$119,724	$256,665	$210,031	$96,312	$98,863
Affiliate share purchase discounts	(b)	—	974	—	24,530	—	—
Total general and administrative costs		$89,839	$120,698	$256,665	$234,561	$96,312	$98,863

Acquisition related costs	(c)	—	$123,418	$—	$158,276	$686,250	$686,250
Offering costs	(d)	—	$712,154	$20,151	$1,110,183	$1,501,524	$1,609,242
Reimbursement of offering costs	(e)	—	$—	$3,976	$—	$432,228	$428,252
Business management fee	(f)	$158,563	$91,763	$316,978	$160,455	$659,815	$342,837
Mortgage financing fee	(g)	—	$—	$—	$—	$114,375	$114,375
Sponsor non-interest bearing advances	(h)	—	$—	$—	$—	$1,950,000	$1,950,000

Property management fee		$100,449	$61,409	$204,896	$100,554	$—	$—
Property operating expenses		219,769	129,715	439,217	223,135	39,866	43,334
Total property operating expenses	(i)	$320,218	$191,124	$644,113	$323,689	$39,866	$43,334

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enabled them to purchase Class A Shares at $22.81 per share. The Company did not sell shares to affiliates during the six months ended June 30, 2018. The Company sold 11,201 Class A Shares to affiliates during the six months ended June 30, 2017.

(c)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.  The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to transactions occurring on or after August 8, 2016. The Business Manager and its affiliates continue to be reimbursed for acquisition related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement.  There were no related party acquisition costs incurred during the six months ended June 30, 2018. Of the $158,276 related party acquisition costs incurred during the six months ended June 30, 2017, $120,040 were capitalized and classified in other assets in the accompanying consolidated balance sheets and $38,236 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations.  Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated balance sheets.

(d)

The Company reimbursed the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also received selling commissions equal to 6.0% of the sale price for each Class A Share sold,  2.0% of the sale price for each Class T Share sold and 3.0% of the sale price for each Class T-3 Share sold and a dealer manager fee equal to 2.75% of the sale price for each Class A and Class T Share sold and 2.5% of the sale price for each Class T-3 Share sold, the majority of which was re-allowed (paid) to third party soliciting dealers. The Company does not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and paid no or reduced selling commissions and dealer manager fees in connection with certain special sales. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. Organization and offering expenses, excluding selling commissions and dealer manager fees (“other organization and offering expenses”), could not exceed 2.0% of the gross Offering proceeds (the “maximum expense cap”). To the extent that other organization and offering expenses exceeded the maximum expense cap, the excess expenses were required to be paid by the Business Manager with no recourse to the Company. These expenses included registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses. The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share and Class T-3 Share sold in the Offering. The fee is not paid at the time of purchase. The Company accounted for the total fee as a charge to equity at the time each Class T Share or Class T-3 Share was sold in the Offering and recorded a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At June 30, 2018 and December 31, 2017, the unpaid fee equal to $490,105 and $551,298, respectively, was recorded in due to related parties in the accompanying consolidated balance sheets.

(e)

Other organization and offering expenses exceeded the maximum expense cap. Total offering costs were $10,969,745, of which $7,070,590 were other organization and offering expenses subject to the maximum expense cap. Total proceeds raised in the Offering were $50,140,909, resulting in cap excess of $6,067,772. The Business Manager reimbursed the Company an estimated amount of $6,500,000 during the year ended December 31, 2017. The overpayment of $432,228 and $428,252 at June 30, 2018 and December 31, 2017, respectively, is included in due to related parties in the accompanying consolidated balance sheets.

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

NOTE 12 – SUBSEQUENT EVENTS

Cash distributions

The Company’s board of directors declared cash distributions payable to stockholders of record of Class A, Class T and Class T-3 Shares each day beginning on the close of business July 1, 2018 through the close of business October 31, 2018.  Through that date distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758356 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. Distributions were paid monthly in arrears as follows.

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
June 2018	July 2018	$212,435	$105,150	4,491	$107,285
July 2018	August 2018	$219,959	$107,884	4,607	$112,075

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
•

Historically, we have not consistently generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our “reasonable best efforts” offering (the “Offering”) and distribution reinvestment plan (as amended, the “DRP”), and may continue to pay distributions from other sources including the proceeds of our DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders;

•

Because our portfolio only consists of three properties, our fixed operating expenses constitute a greater percentage of our gross income and, as a result, may make it more difficult to generate sufficient income to provide for a full return of invested capital to stockholders;

•	We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•

We do not have employees and instead rely on Inland Residential Business Manager & Advisor, Inc. or our “Business Manager” and Inland Residential Real Estate Services LLC or our “Real Estate Manager” to manage our business and assets;

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

The following discussion and analysis relates to the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in December 2013 to primarily acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. Our real estate portfolio consists of “stabilized” Class A multi-family properties. We are managed by our Business Manager. Substantially all of our business is conducted through Inland Residential Operating Partnership, L.P., of which we are the sole general partner.  We elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2015.

We commenced our Offering of Class A and Class T Shares on February 17, 2015 and, effective February 2, 2017, we reallocated certain of the remaining shares being offered in our Offering to offer Class T-3 Shares.  We ceased accepting subscriptions agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018.  Excluding the DRP, the Company issued 1,401,711 Class A Shares, 390,230 Class T Shares and 255,666 Class T-3 Shares generating gross proceeds of approximately $50 million from the Offering.

On February 5, 2018, the Company reported an estimated per share net asset value for each class of its common stock equal to $23.15, $24.32 and $23.55 per Class A Share, Class T Share and Class T-3 Share, respectively.

Our fixed operating expenses, including property operating expenses and expenses related to operating as a public reporting company, relative to our gross income is disproportionately large due to the size of our portfolio. As a result, during prior periods, operating income did not generate sufficient cash flow to fully cover distribution payments.  However, during the most recent six month period ended June 30, 2018, distribution payments were covered in full from operating cash flow.  We continue to review alternative strategies that could produce positive cash flow or generate a liquidity event. These strategies could include a sale of our assets.

Select Property Information

As of June 30, 2018, we owned three communities located in three states consisting of 623 residential units.  In addition, we own ground level retail space totaling 10,609 square feet at one property.  We own and lease retail space at our properties when we believe the retail space will increase the attractiveness of our communities and add convenience to our residents. The table below presents information for each of our communities as of June 30, 2018.

Community	Location	Total Number of Residential Units	Average Rental Rate per Residential Unit (a)	2018 Residential Average Daily Occupancy	Leased Residential Units	Purchase Price	Debt Balance	Interest Rate
The Retreat at Market Square	Frederick, MD	206	$1,601	94.8%	198	$45,727,557	$27,450,000	3.64%
Commons at Town Center	Vernon Hills, IL	85	1,919	94.8%	85	23,148,049	13,800,000	3.69%
Verandas at Mitylene	Montgomery, AL	332	941	93.5%	322	36,651,566	21,930,000	3.88%
	Total	623	$1,296		605	$105,527,172	$63,180,000

(a)	Average rental rate per residential unit is for the last month of the period presented.

Our communities include garden-style apartments generally defined as properties with multiple one to three story buildings in landscaped settings and mid-rise apartments situated in more urban settings.  The following table sets forth a summary of our communities by building type as of June 30, 2018.

Type	Residential Units
Garden-style	538
Mid-rise	85

Liquidity and Capital Resources

General

As of June 30, 2018, and December 31, 2017, we had total debt outstanding excluding unamortized debt issuance costs of approximately $63.2 million and $66.7 million, respectively, which bore interest at a weighted average interest rate of 3.73% per annum. As of June 30, 2018, and December 31, 2017, our borrowings were 60% and 63%, respectively, of the purchase price of our investment properties.  As of June 30, 2018, the weighted average years to maturity for our mortgages was approximately 6.72 years.  We do not anticipate significant capital expenditures to our properties in 2018.  At June 30, 2018 and December 31, 2017 our cash and cash equivalent balance was $4.5 million and $7.6 million, respectively.  Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our properties
•	Interest on mortgage loans	•	Proceeds from the DRP
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses
•	Distributions to stockholders
•	Non-transaction based fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP

Long-term liquidity and capital needs such as:
•	Interest & principal payments on mortgage loans
•	Capital expenditures
•	Repurchases of shares under the SRP
•	Payment to Sponsor and its affiliates of deferred advances and fees

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2018	2017	2018 vs. 2017
Net cash flows provided by operating activities	$1,467,121	$505,005	$962,116
Net cash flows used in investing activities	$(121,088)	$(22,956,339)	$22,835,251
Net cash flows (used in) provided by financing activities	$(4,356,606)	$30,581,221	$(34,937,827)

Operating activities

Cash provided by operating activities increased $1.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to cash generated from property operations from our acquisitions, timing of payments including real estate taxes and cash receipts.

Investing activities

	Six Months Ended June 30,		Change
	2018	2017	2018 vs. 2017
Purchase of real estate	$—	$(22,936,173)	$22,936,173
Capital expenditures	$(121,088)	$(20,166)	$(100,922)
Net cash flows used in investing activities	$(121,088)	$(22,956,339)	$22,835,251

We have not acquired any properties in 2018 and do not presently intend to acquire additional properties unless we are able to access additional sources of capital.

Financing activities

	Six Months Ended June 30,		Change
	2018	2017	2018 vs. 2017
Proceeds from offering net of offering costs	$137,871	$8,069,000	$(7,931,129)
Distributions paid	(634,616)	(430,053)	(204,563)
Shares repurchased	(359,861)	—	(359,861)
Total changes related to debt	(3,500,000)	22,942,274	(26,442,274)
Net cash (used in) provided by financing activities	$(4,356,606)	$30,581,221	$(34,937,827)

For the six months ended June 30, 2018, cash used by financing activities was $4.4 million and for the six months ended June 30, 2017, cash provided by financing activities was $30.6 million. The decrease in cash was primarily because we obtained a mortgage loan and a mezzanine loan in an aggregate amount of $22.9 million to finance our acquisitions in 2017. During the six months ended June 30, 2018, we paid off our note payable in an aggregate amount of $3.5 million. During the six months ended June 30, 2018 and 2017, we generated proceeds from the sale of our shares, net of offering costs paid, of approximately $0.1 million and $8.1 million, respectively. Proceeds from our offering decreased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as we terminated our offering on January 3, 2018. During the six months ended June 30, 2018, we paid approximately $1.3 million in distributions net of $0.6 million reinvested in the DRP. During the six months ended June 30, 2017, we paid $0.9 million distributions net of $0.5 million reinvested in the DRP.  We repurchased $0.4 million of shares in 2018.

Distributions

A summary of the cash distributions declared and paid, and cash flows provided by operations for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30,
	2018	2017

Total cash distributions declared (1)	$1,281,901	$948,184

Total cash distributions paid (2)	$1,283,323	$909,132
Cash distributions paid	634,616	430,053
Distributions reinvested via DRP	648,707	479,079

Cash flow provided by operations	$1,467,121	$505,005
Net offering proceeds (3)	$137,871	$8,069,000

(1)

Our board of directors declared annualized distributions through October 2018 of $1.25, $1.01 and $1.22 per Class A Share, Class T Share and Class T-3 Share, respectively.  For 2018, the distributions declared per Class T Share are less than the distributions declared per Class A Share by an amount equal to the distribution and stockholder servicing fee paid per Class T Share of $0.24.  The distributions declared per Class T-3 Share are less than the distributions declared per Class A Share by an amount equal to $0.03, which represents a portion of the distribution and stockholder servicing fee.  The remaining distribution and stockholder servicing fee per Class T-3 Share of approximately $0.20 will impact the estimated value per share of the Class T-3 Shares.

(2)

100% of cash distributions paid for the six months ended June 30, 2018 were paid from operating cash flows. Approximately 44.5% of cash distributions paid for the six months ended June 30, 2017 were paid from the Offering and DRP.

(3)	The Offering commenced on February 17, 2015 and terminated on January 3, 2018.

Results of operations

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2018 and 2017.

This section describes and compares our results of operations for the three and six months ended June 30, 2018 and 2017. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of our property that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended June 30, 2018 and 2017

A total of one multi-family property was acquired on or before April 1, 2017 and represents our “same store” property during the three months ended June 30, 2018 and 2017.  “Non-same store,” as reflected in the table below, consists of properties acquired after April 1, 2017. For the three months ended June 30, 2018, two properties constituted non-same store properties, and for the three months ended June 30, 2017 one property was considered a non-same store property.  The following table presents property net operating income broken out between same store and non-same store, prior to amortization of intangibles, interest, and depreciation and amortization for the three months ended June 30, 2018 and 2017, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$2,309,367	$1,294,942	$1,014,425	$916,715	$927,333	$(10,618)	$1,392,652	$367,609	$1,025,043
Other property income	304,758	128,262	176,496	111,314	79,923	31,391	193,444	48,339	$145,105
Total income	$2,614,125	$1,423,204	$1,190,921	$1,028,029	$1,007,256	$20,773	$1,586,096	$415,948	$1,170,148

Property operating expenses	$833,079	$432,756	$400,323	$306,881	$322,629	$(15,748)	$526,198	110,127	$416,071
Real estate tax expense	276,468	164,056	112,412	89,656	87,596	2,060	186,812	76,460	110,352
Total property operating expenses	$1,109,547	$596,812	$512,735	$396,537	$410,225	$(13,688)	$713,010	$186,587	$526,423

Property net operating income	$1,504,578	$826,392	$678,186	$631,492	$597,031	$34,461	$873,086	$229,361	$643,725

General and administrative expenses	(325,518)	(390,663)	65,145
Acquisition related costs	—	(30,266)	30,266
Business management fee	(158,563)	(91,763)	(66,800)
Depreciation and amortization	(952,763)	(609,311)	(343,452)
Interest expense	(607,066)	(423,299)	(183,767)
Interest and other income	5,390	14,116	(8,726)
Net loss	$(533,942)	$(704,794)	$170,852

Net loss. Net loss was $533,942 and $704,794 for the three months ended June 30, 2018 and 2017, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of our investment property owned during the three months ended June 30, 2018, with the results of the same investment property owned during the three months ended June 30, 2017, property net operating income increased $34,461.  The increase is due to decreased property operating expenses and increased other property income.

“Non-same store” total property net operating income increased $643,725 during 2018 as compared to 2017. The increase is a result of acquiring two additional properties after April 1, 2017.

General and Administrative expenses.  General and administrative expenses decreased $65,145 in 2018 compared to 2017.  This decrease is primarily due to a decrease in legal fees.

Acquisition related costs.  Acquisition related expenses decreased $30,266 in 2018 compared to 2017. The decrease is attributed to no acquisition related activity in 2018.

Business management fee. Business management fees increased $66,800 in 2018 compared to 2017. The increase is due to the acquisition of two additional properties which increased assets under management.

Depreciation and Amortization.  Depreciation and amortization increased $343,452 in 2018 compared to 2017. The increase is due to acquisitions after April 1, 2017.

Interest Expense.  Interest expense increased $183,767 in 2018 compared to 2017. The increase is due to borrowings to fund acquisitions in 2017. The average debt balance increased approximately $20,400,000 in 2018 compared to 2017.

Interest and other income.  Interest and other income decreased $8,726.  The decrease is primarily due to lower interest earned as a result of lower cash balances in 2018 compared to 2017.

Comparison of the six months ended June 30, 2018 and 2017

A total of one multi-family property was acquired on or before January 1, 2017 and represents our “same store” property during the six months ended June 30, 2018 and 2017.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2017. For the six months ended June 30, 2018, two properties constituted non-same store properties, and for the six months ended June 30, 2017 one property was considered a non-same store property. The following table presents property net operating income broken out between same store and non-same store, prior to amortization of intangibles, interest, and depreciation and amortization for the six months ended June 30, 2018 and 2017, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$4,621,701	$2,198,454	$2,423,247	$1,832,485	$1,830,845	$1,640	$2,789,216	$367,609	$2,421,607
Other property income	592,299	244,505	347,794	211,947	196,166	15,781	380,352	48,339	332,013
Total income	$5,214,000	$2,442,959	$2,771,041	$2,044,432	$2,027,011	$17,421	$3,169,568	$415,948	$2,753,620

Property operating expenses	$1,663,972	$696,666	$967,306	$604,674	$586,539	$18,135	$1,059,298	110,127	$949,171
Real estate tax expense	557,127	253,999	303,128	180,051	177,539	2,512	377,076	76,460	300,616
Total property operating expenses	$2,221,099	$950,665	$1,270,434	$784,725	$764,078	$20,647	$1,436,374	$186,587	$1,249,787

Property net operating income	$2,992,901	$1,492,294	$1,500,607	$1,259,707	$1,262,933	$(3,226)	$1,733,194	$229,361	$1,503,833

General and administrative expenses	(806,118)	(694,517)	(111,601)
Acquisition related costs	—	(71,479)	71,479
Business management fee	(316,978)	(160,455)	(156,523)
Depreciation and amortization	(2,003,376)	(978,707)	(1,024,669)
Interest expense	(1,218,700)	(675,550)	(543,150)
Interest and other income	12,339	24,514	(12,175)
Net loss	$(1,339,932)	$(1,063,900)	$(276,032)

Net loss. Net loss was $1,339,932 and $1,063,900 for the six months ended June 30, 2018 and 2017, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of our investment property owned during the six months ended June 30, 2018, with the results of the same investment property owned during the six months ended June 30, 2017, property net operating income decreased $3,226.  The decrease is primarily due to increased property operating expenses.

“Non-same store” total property net operating income increased $1,503,833 during 2018 as compared to 2017. The increase is a result of acquiring two additional properties after January 1, 2017.

General and Administrative expenses.  General and administrative expenses increased $111,601 in 2018 compared to 2017.  This increase is primarily due to growth in our portfolio and valuation related costs.

Acquisition related costs.  Acquisition related expenses decreased $71,479 in 2018 compared to 2017. The decrease is attributed to no acquisition related activity in 2018.

Business management fee. Business management fees increased $156,523 in 2018 compared to 2017. The increase is due to the acquisition of two additional properties in mid 2017 which increased assets under management.

Depreciation and Amortization.  Depreciation and amortization increased $1,024,669 in 2018 compared to 2017. The increase is due to acquisitions during 2017.

Interest Expense.  Interest expense increased $543,150 in 2018 compared to 2017. The increase is due to borrowings to fund acquisitions in 2017. The average debt balance increased approximately $28,650,000 in 2018 compared to 2017.

Interest and other income.  Interest and other income decreased $12,175.  The decrease is primarily due to lower interest earned as a result of lower cash balances in 2018 compared to 2017.

Critical Accounting Policies

Disclosures discussing all significant accounting policies are set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 21, 2018, under the heading “Critical Accounting Policies”. There have been no changes to our critical accounting policies during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 12 – “Subsequent Events” which is included in our June 30, 2018 Notes to Consolidated Financial Statements in Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. As of June 30, 2018, we had outstanding debt of approximately $63.2 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 3.64% to 3.88% per annum. The weighted average interest rate was 3.73%. As of June 30, 2018, the weighted average years to maturity for our mortgages was approximately 6.72 years.

As of June 30, 2018 and December 31, 2017, we did not have any variable rate debt. As of June 30, 2018, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $63.2 million and a fair value of $61.0 million. As of December 31, 2017, our fixed-rate debt consisted of secured mortgage financings and a note payable with a carrying value of $66.7 million and a fair value of $65.3 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed-rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair value of our fixed-rate debt would decrease by $3.4 million at June 30, 2018. If market interest rates were to decrease by 1% (100 basis points), the fair value of our fixed-rate debt would increase by $3.6 million at June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

We have incurred net losses on a U.S. GAAP basis for the six months ended June 30, 2018 and 2017.

We have incurred net losses on a U.S. GAAP basis for the six months ended June 30, 2018 and 2017 of $1.3 million and $1.1 million, respectively. Our losses can be attributed, in part, to property operating, interest, general and administrative expenses, and non-cash charges for depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. As of June 30, 2018, we had acquired three multi-family communities. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Our fixed operating expenses constitute a greater percentage of our gross income due to the size of our portfolio and, as a result, may make it more difficult to generate sufficient income to provide for a full return of invested capital to stockholders.

Our fixed operating expenses, including property operating expenses and expenses related to operating as a public reporting company, relative to our gross income is disproportionately large due to the size of our portfolio.  As a result, the Company historically has been unable to cover its distribution payments to stockholders from operating cash flows, although the Company did fund distributions during the most recent six month period ended June 30, 2018 from operating cash flows.  A smaller portfolio increases the likelihood that any single property’s performance would materially affect our overall investment performance and the value of our stockholders’ investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Prior to our initial valuation date, the repurchase price for Ordinary Repurchases was equal to $21.60 per Class A Share, $21.61 per Class T Share and $21.61 per Class T-3 Share. After the initial valuation date, the repurchase price is equal to 96.0% of the most recent applicable estimated value per share reported by us. Accordingly, until we announce new estimated per share net asset values, the repurchase price for Ordinary Repurchases is $22.22 per Class A Share, $23.35 per Class T Share and $22.61 per Class T-3 Share, beginning with the February 28, 2018 repurchase date.

Prior to our initial valuation date, the repurchase price for Exceptional Repurchases was equal to $22.50 per Class A Share, $22.51 per Class T Share and $22.51 per Class T-3 Share. After the initial valuation date, the repurchase price is equal to 100.0% of the most recent applicable estimated value per share reported by us. Accordingly, until we announce new estimated per share net asset values, the repurchase price for Exceptional Repurchases is $23.15 per Class A Share, $24.32 per Class T Share and $23.55 per Class T-3 Share, beginning with the February 28, 2018 repurchase date. Exceptional Repurchases are not subject to a one-year holding period, or the 5% repurchase limit discussed above, and may be repurchased with funds from any source.

The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole discretion, may, at any time, amend, suspend or terminate the SRP. During the three months ended June 30, 2018, we repurchased 12,906 Class A Shares, 2,909 Class T Shares and no Class T-3 Shares under the SRP.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 2018	11,552	11,552	$22.42	$258,934	11,552	94,556
May 2018	4,263	4,263	$22.46	$95,781	4,263	90,293
June 2018	—	—	$—	$—	—	90,293
Total	15,815	15,815	$22.43	$354,715	15,815
(1)	Our SRP was announced on February 17, 2015.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the Securities and Exchange Commission on August 7, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of  Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	August 7, 2018

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	August 7, 2018