Form 10-Q
period 2018-09-30
Inland Residential Properties Trust, Inc.
filed 2018-11-06
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
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

As of October 31, 2018, there were 1,488,254 shares of the registrant’s Class A common stock, 409,687 shares of Class T common stock and 261,680 shares of Class T-3 common stock outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Assets:
Real estate:
Land	$9,845,410	$9,845,410
Building and other improvements	94,147,111	93,980,734
Total real estate	103,992,521	103,826,144
Less: accumulated depreciation	(7,160,125)	(4,391,774)
Net real estate	96,832,396	99,434,370
Cash and cash equivalents	4,300,307	7,556,763
Accounts and rents receivable, net	53,590	72,576
Acquired in place lease intangibles, net	177,086	335,674
Other assets	503,854	584,905
Total assets	$101,867,233	$107,984,288

LIABILITIES AND EQUITY
Liabilities:
Mortgages and note payable, net	$62,922,142	$66,396,156
Accounts payable and accrued expenses	949,455	895,189
Distributions payable	212,720	213,859
Due to related parties	5,589,042	5,273,153
Other liabilities	212,558	212,105
Total liabilities	69,885,917	72,990,462

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.001 par value, 320,000,000 shares authorized, 1,487,523 shares and 1,479,155 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,487	1,479
Class T common stock, $.001 par value, 40,000,000 shares authorized, 409,687 shares and 404,069 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	410	404
Class T-3 common stock, $.001 par value, 40,000,000 shares authorized, 261,680 shares and 243,346 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	262	243
Additional paid in capital (net of offering costs of $4,902,004 and $4,867,250 as of September 30, 2018 and December 31, 2017, respectively)	47,804,843	47,049,832
Distributions and accumulated losses	(15,825,686)	(12,058,132)
Total stockholders’ equity	31,981,316	34,993,826
Total liabilities and stockholders’ equity	$101,867,233	$107,984,288

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income:
Rental income	$2,393,985	$2,055,873	$7,015,686	$4,254,327
Other property income	294,237	229,634	886,536	474,139
Total income	2,688,222	2,285,507	7,902,222	4,728,466

Expenses:
Property operating expenses	817,687	722,891	2,481,659	1,419,557
Real estate tax expense	311,343	244,451	868,470	498,450
General and administrative expenses	330,448	350,982	1,136,566	1,045,499
Business management fee	158,631	158,154	475,609	318,609
Acquisition related costs	—	16,484	—	87,963
Depreciation and amortization	958,104	1,153,501	2,961,480	2,132,208
Total expenses	2,576,213	2,646,463	7,923,784	5,502,286

Operating income (loss)	112,009	(360,956)	(21,562)	(773,820)

Interest expense	(610,791)	(677,534)	(1,829,491)	(1,353,084)
Interest and other income	5,654	6,393	17,993	30,907

Net loss	$(493,128)	$(1,032,097)	$(1,833,060)	$(2,095,997)

Net loss per common share, basic and diluted	$(0.23)	$(0.55)	$(0.85)	$(1.24)

Weighted average number of common shares outstanding, basic and diluted	2,158,972	1,885,318	2,156,229	1,692,974

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Common Stock						Additional	Distributions and
	Class A		Class T		Class T-3		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 31, 2017	1,479,155	$1,479	404,069	$404	243,346	$243	$47,049,832	$(12,058,132)	$34,993,826
Proceeds from the offering	—	—	2,296	2	14,499	15	404,983	—	405,000
Offering costs	—	—	—	—	—	—	(34,754)	—	(34,754)
Issuance of shares from distribution reinvestment plan	28,894	29	7,855	7	4,664	5	970,074	—	970,115
Shares repurchased	(20,928)	(21)	(4,533)	(3)	(829)	(1)	(592,908)	—	(592,933)
Distributions declared	—	—	—	—	—	—	—	(1,934,494)	(1,934,494)
Net loss	—	—	—	—	—	—	—	(1,833,060)	(1,833,060)
Equity based compensation	402	—	—	—	—	—	7,616	—	7,616
Balance at September 30, 2018	1,487,523	$1,487	409,687	$410	261,680	$262	$47,804,843	$(15,825,686)	$31,981,316

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,833,060)	$(2,095,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,961,480	2,132,208
Amortization of debt issuance costs	25,986	18,888
Amortization of equity based compensation	7,616	8,889
Discount on shares issued to related parties	—	24,530
Changes in assets and liabilities:
Accounts payable and accrued expenses	18,523	295,328
Accounts and rents receivable	18,986	(44,929)
Due to related parties	456,799	410,670
Other liabilities	453	36,332
Other assets	245,427	93,182
Net cash flows provided by operating activities	1,902,210	879,101

Cash flows from investing activities:
Purchase of real estate	—	(59,288,960)
Capital expenditures	(200,918)	(60,328)
Net cash flows used in investing activities	(200,918)	(59,349,288)

Cash flows from financing activities:
Payment of note payable	(3,500,000)	(2,200,000)
Proceeds from mortgage and note payable	—	44,930,000
Proceeds from offering	405,000	12,966,455
Payment of debt issuance costs	—	(293,300)
Distributions paid	(965,518)	(686,715)
Shares repurchased	(592,933)	(80,815)
Payment of offering costs	(304,297)	(2,078,895)
Net cash flows provided by (used in) financing activities	(4,957,748)	52,556,730

Net decrease in cash and cash equivalents	$(3,256,456)	$(5,913,457)
Cash and cash equivalents, at beginning of the period	7,556,763	9,038,642
Cash and cash equivalents, at end of period	$4,300,307	$3,125,185

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
In conjunction with the purchase of real estate, the Company acquired assets and assumed liabilities as follows:
Land	$—	$3,543,573
Building and other improvements	—	53,188,092
Furniture, fixtures and equipment	—	1,767,003
Acquired in place lease intangibles	—	1,194,134
Assumed assets and liabilities, net	—	(403,842)
Purchase of real estate	$—	$59,288,960

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$1,826,888	$1,406,141

Distributions payable	$212,720	$190,834

Accrued offering costs payable	$452,937	$732,675

Stock dividends issued	$—	$553,875

Common stock issued through distribution reinvestment plan	$970,115	$777,150

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

At September 30, 2018, the Company owned real estate consisting of three multi-family communities totaling 623 units.  The properties consist of 677,142 square feet of residential and 10,609 square feet of retail gross leasable area. During the nine months ended September 30, 2018, the properties’ weighted average daily occupancy for residential was 92.1% and at September 30, 2018, 594 units, or 95.3% of the total residential units were leased. At September 30, 2018, 100% of the retail units were occupied.

On September 17, 2018, the Company’s board of directors approved the sale of all or substantially all of the Company’s assets, the Company’s liquidation and the Company’s dissolution pursuant to a plan of liquidation (the “Plan of Liquidation”), subject to the approval of the Company’s stockholders.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 21, 2018, under the heading “Note 2 - Summary of Significant Accounting Policies.” There has been no change to the Company’s significant accounting policies during the nine months ended September 30, 2018 except as noted below.

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

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update requires that amounts described as restricted cash and restricted cash equivalents be included in the beginning and ending-of-period reconciliation of cash shown on the consolidated statement of cash flows. The amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. At September 30, 2018, the Company does not have restricted cash in its consolidated balance sheets and therefore, the new guidance has had no impact to its consolidated financial statements or related disclosures.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

services to customers. The Company selected the modified retrospective transition method which would include a cumulative effect of applying the standard on January 1, 2018. As the Company has reviewed its revenue streams and has concluded its previous recognition of revenue is in compliance with the new standard, no cumulative effect adjustment is required. Common area maintenance reimbursements that may be impacted will not be addressed until the Company's adoption of ASU No. 2016-02, Leases (Topic 842) considering its revisions to accounting for common area maintenance.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. On July 30, 2018 the FASB issued ASU No. 2018-11, Targeted Improvements, Leases (Topic 842), which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. The Company expects to utilize the practical expedients in the amendment as part of its adoption of ASU No. 2016-02. ASU No. 2018-11 also provides companies with the option of using the effective date as their initial application or using the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as its date of initial application date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any. The Company is continuing to evaluate this guidance and the impact on its consolidated financial statements.

NOTE 3 – EQUITY

The Company commenced an offering of shares of Class A common stock, $.001 par value per share (“Class A Shares”) and shares of Class T common stock, $.001 par value per share (“Class T Shares”) on February 17, 2015 (the “Offering”) and, effective February 2, 2017, the Company reallocated certain of the remaining shares offered in the Offering to offer shares of Class T-3 common stock, $.001 par value per share (“Class T-3 Shares”). The Company ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018. Excluding the distribution reinvestment plan (as amended, the “DRP”), the Company issued 1,401,711 Class A Shares, 390,230 Class T Shares and 255,666 Class T-3 Shares generating gross proceeds of approximately $50 million from the Offering. As of September 30, 2018, the Company had 1,487,523, 409,687 and 261,680 Class A Shares, Class T Shares and Class T-3 Shares outstanding, respectively.

On February 2, 2018, the Company’s board of directors determined an estimated per share net asset value (“Estimated Per Share NAV”) for each class of its common stock.

Historically, the Company provided the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders. In contemplation of the Plan of Liquidation, on September 17, 2018, the Company’s board of directors determined to terminate the Company’s DRP and share repurchase program (“SRP”).

Distribution Reinvestment Plan

The Company provided stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, cash distributions paid on Class A Shares, Class T Shares and Class T-3 Shares, as applicable, were used to purchase Class A Shares, Class T Shares and Class T-3 Shares, respectively. Such purchases under the DRP were not subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP. Under the DRP, distributions were reinvested for shares of common stock at the applicable Estimated Per Share NAV.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Distributions reinvested through the DRP were $970,115 and $777,150 for the nine months ended September 30, 2018 and 2017, respectively.

Share Repurchase Program

Under the SRP, the Company was authorized, in its discretion, to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who held their shares for at least one year, if requested. Subject to funds being available, the Company limited the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP was limited to the proceeds that the Company received from the DRP during the same period. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applied.

Repurchases through the SRP were $592,933 and $80,815 during the nine months ended September 30, 2018 and 2017, respectively.

NOTE 4 – ACQUISITIONS

During the nine months ended September 30, 2018, the Company did not acquire any real estate properties. During the nine months ended September 30, 2017, the Company acquired two real estate properties with a total purchase price of $105,527,172.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The following table summarizes the Company’s identified intangible assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Intangible assets:
Acquired in place lease value	$592,511	$592,511
Accumulated amortization	(415,425)	(256,837)
Acquired lease intangibles, net	$177,086	$335,674

As of September 30, 2018, the weighted average amortization period for acquired in place lease intangibles is 3.6 years.

The portion of the purchase price allocated to acquired in place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

Amortization pertaining to acquired in place lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization recorded as amortization expense:	2018	2017	2018	2017
Acquired in place lease value	$21,259	$351,094	$158,588	$463,135

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Estimated amortization of the respective intangible lease assets as of September 30, 2018 for each of the five succeeding years and thereafter is as follows:

Acquired In-Place Leases
2018 (remainder of year)	$21,259
2019	85,035
2020	48,976
2021	21,816
2022	—
Thereafter	—
Total	$177,086

NOTE 6 – MORTGAGES AND NOTE PAYABLE, NET

As of September 30, 2018 and December 31, 2017, the Company had the following mortgages and note payable:

			September 30, 2018		December 31, 2017
Type of Debt	Maturity Date	Interest Rate per Annum	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Mortgages Payable:
The Retreat at Market Square	September 30, 2023	3.64%	$27,450,000		$27,450,000
Commons at Town Center	May 3, 2024	3.69%	13,800,000		13,800,000
Verandas at Mitylene	August 1, 2027	3.88%	21,930,000		21,930,000
Total Mortgages			$63,180,000	3.73%	$63,180,000	3.73%
Note Payable:
Commons at Town Center			—		3,500,000	5.40%
Total debt before debt issuance costs			$63,180,000	3.73%	$66,680,000	3.82%
Unamortized debt issuance costs			(257,858)		(283,844)
Total debt			$62,922,142		$66,396,156

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding unamortized debt issuance costs was $63,180,000 and $66,680,000 as of September 30, 2018 and December 31, 2017, respectively, and its estimated fair value was $60,865,220 and $65,281,610 as of September 30, 2018 and December 31, 2017, respectively.

Mortgages

The mortgage loans require compliance with certain covenants such as debt service ratios, investment restrictions and distribution limitations.  As of September 30, 2018, the Company is in compliance with all financial covenants related to its mortgage loans.

The scheduled principal payments and maturities on the Company’s mortgages are as follows:

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	September 30, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgages	Total
2018 (remainder of year)	$—	$—	$—
2019	—	—	—
2020	—	—	—
2021	124,063	—	124,063
2022	505,081	—	505,081
Thereafter	348,125	62,202,731	62,550,856
Total	$977,269	$62,202,731	$63,180,000

The weighted average years to maturity for the Company’s debt is 6.47 years.

Note Payable

The Company paid in full the outstanding balance of its note payable and accrued interest in January 2018.

NOTE 7 – DISTRIBUTIONS

The Company has paid distributions based on daily record dates, payable in arrears the following month.  From January 1, 2018 through February 28, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002768493 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. From March 1 through March 31, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758488 per Class T Share and $0.003323017 per Class T-3 Share, based on a 365-day period. From April 1, 2018 through September 30, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758356 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. The Company issued 22,384 in stock dividends during the nine months ended September 30, 2017. The table below presents the distributions paid and declared for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Distributions paid	$652,310	$554,733	$1,935,633	$1,463,865
Distributions declared	$652,593	$569,307	$1,934,494	$1,517,491

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss for the three and nine months ended September 30, 2018, 464 and 734 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss for the three and nine months ended September 30, 2017, 479 and 843 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. The Company does not apply the two-class method for calculating EPS as its share classes only differ on the timing of its payment of distribution and stockholder servicing fees.

NOTE 9 – EQUITY-BASED COMPENSATION

In accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”), restricted shares are issued to non-employee directors as compensation.

Under the RSP, restricted shares generally vest over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. 100% of any then unvested restricted shares would become fully vested upon the Company’s consummation of the Plan of

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Liquidation. At vesting, any restrictions on the shares lapse. The number of shares that may be issued under the RSP is limited to 5% of outstanding shares. Compensation expense associated with the director restricted shares is included in general and administrative expenses in the accompanying consolidated financial statements. Compensation expense under the RSP was $1,597 and $7,616 for the three and nine months ended September 30, 2018, respectively. Compensation expense under the RSP was $3,750 and $8,889 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the Company had $5,278 of unrecognized compensation expense related to the unvested restricted share awards. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.18 years. A summary of the status of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,133	$25,834	$25,834
Granted	—	—	—
Vested	(402)	(9,166)	(9,166)
Forfeited	—	—	—
Outstanding at September 30, 2018	731	$16,668	$16,668

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment, multi-family real estate, as defined by U.S. GAAP for the three and nine months ended September 30, 2018 and 2017.

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2018 and 2017. The Sponsor and its affiliates will not require repayment of acquisition related costs (fee), certain offering costs, mortgage financing fee and Sponsor non-interest bearing advances until subsequent to 12 months from the issuance of this report or upon liquidation if earlier.

		Three Months Ended September 30,		Nine Months Ended September 30,		Amount Unpaid as of
		2018	2017	2018	2017	September 30, 2018	December 31, 2017
General and administrative reimbursements	(a)	$119,351	$113,404	$376,016	$323,436	$94,024	$98,863
Affiliate share purchase discounts	(b)	—	—	—	24,530	—	—
Total general and administrative costs		$119,351	$113,404	$376,016	$347,966	$94,024	$98,863

Acquisition related costs	(c)	—	$41,714	$—	$200,061	$686,250	$686,250
Offering costs	(d)	—	$341,566	$20,151	$1,451,749	$1,464,356	$1,609,242
Reimbursement of offering costs	(e)	—	$—	$3,976	$—	$432,228	$428,252
Business management fee	(f)	$158,631	$158,154	$475,609	$318,609	$818,446	$342,837
Mortgage financing fee	(g)	—	$—	$—	$—	$114,375	$114,375
Sponsor non-interest bearing advances	(h)	—	$—	$—	$—	$1,950,000	$1,950,000

Property management fee		$106,027	$83,654	$310,923	$184,208	$—	$—
Property operating expenses		244,127	218,509	683,344	348,223	29,363	43,334
Total property operating expenses	(i)	$350,154	$302,163	$994,267	$532,431	$29,363	$43,334

(a)

The Business Manager and its affiliates are entitled to reimbursement for certain general and administrative expenses incurred relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enabled them to purchase Class A Shares at $22.81 per share. The Company did not sell shares to affiliates during the nine months ended September 30, 2018. The Company sold 11,201 Class A Shares to affiliates during the nine months ended September 30, 2017.

(c)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.  The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to transactions occurring on or after August 8, 2016. The Business Manager and its affiliates continue to be reimbursed for acquisition related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement.  There were no related party acquisition costs incurred during the nine months ended September 30, 2018. Of the $200,061 related party acquisition costs incurred during the nine months ended September 30, 2017, $145,270 were capitalized and classified in other assets in the accompanying consolidated balance sheets and $54,791 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations.  Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid 12 months subsequent to the issuance of this report or upon liquidation, if earlier, and are included in due to related parties in the accompanying consolidated balance sheets.

(d)

The Company reimbursed the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. An affiliate of the Business Manager also received selling commissions equal to 6.0% of the sale price for each Class A Share sold,  2.0% of the sale price for each Class T Share sold and 3.0% of the sale price for each Class T-3 Share sold and a dealer manager fee equal to 2.75% of the sale price for each Class A and Class T Share sold and 2.5% of the sale price for each Class T-3 Share sold, the majority of which was re-allowed (paid) to third party soliciting dealers. The Company did not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and paid no or reduced selling commissions and dealer manager fees in connection with certain special sales. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. Organization and offering expenses, excluding selling commissions and dealer manager fees (“other organization and offering expenses”), could not exceed 2.0% of the gross Offering proceeds (the “maximum expense cap”). To the extent that other organization and offering expenses exceeded the maximum expense cap, the excess expenses were required to be paid by the Business Manager with no recourse to the Company. These expenses included registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses. The Company pays a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share and Class T-3 Share sold in the Offering. The fee is not paid at the time of purchase. The Company accounted for the total fee as a charge to equity at the time each Class T Share or Class T-3 Share was sold in the Offering and recorded a corresponding payable in due to related parties. The distribution and stockholder servicing fee is payable monthly in arrears as it becomes contractually due. At September 30, 2018 and December 31, 2017, the unpaid fee equal to $452,937 and $551,298, respectively, was recorded in due to related parties in the accompanying consolidated balance sheets.

(e)

Other organization and offering expenses exceeded the maximum expense cap. Total offering costs were $10,969,745, of which $7,070,590 were other organization and offering expenses subject to the maximum expense cap. Total proceeds raised in the Offering were $50,140,909, resulting in cap excess of $6,067,772. The Business Manager reimbursed the Company an estimated amount of $6,500,000 during the year ended December 31, 2017. The overpayment of $432,228 and $428,252 at September 30, 2018 and December 31, 2017, respectively, is included in due to related parties in the accompanying consolidated balance sheets.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

(g)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates a mortgage financing fee equal to 0.25% of the amount available or borrowed under the financing or the assumed debt if the Business Manager or its affiliates provided services in connection with the origination or refinancing of any debt that the Company obtained and used to finance properties or other assets, or that was assumed, directly or indirectly, in connection with the acquisition of properties or other assets. Pursuant to the amended Business Management Agreement, mortgage financing fees were eliminated with respect to transactions occurring on or after August 8, 2016. Mortgage financing fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid 12 months subsequent to the issuance of this report or upon liquidation, if earlier, and are included in due to related parties in the accompanying consolidated balance sheets.

(h)

This amount represents non-interest-bearing advances made by the Sponsor which the Company intends to repay. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

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

NOTE 12 – SUBSEQUENT EVENTS

Cash distributions

The Company’s board of directors declared cash distributions payable to stockholders of record of Class A, Class T and Class T-3 Shares each day beginning on the close of business October 1, 2018 through the close of business October 31, 2018.  Through that date distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758356 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. Distributions were paid monthly in arrears as follows.

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
September 2018	October 2018	$212,720	$—	—	$212,720
October 2018	November 2018	$219,857	$—	—	$219,857

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Residential Properties Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2018, and factors described below:

•	There is no established public trading market for our shares which are, and will continue to be, illiquid;
•

There is no assurance that our stockholders will approve the sale of all or substantially all of our assets, our liquidation and our dissolution pursuant to a plan of liquidation approved by our board of directors on September 17, 2018 (the “Plan of Liquidation”), and our board of directors may terminate, modify or amend the Plan of Liquidation at any time before or after it is approved by our stockholders;

•

Although we anticipate selling all of our assets and completing our liquidation within one to four months of stockholder approval of the Plan of Liquidation, we cannot guarantee the amount or exact timing of any liquidating distributions to our stockholders;

•

During September 2018, in light of the pending Plan of Liquidation, our board of directors determined that we will cease declaring and paying regular distributions to our stockholders after the previously-declared October distributions. There can be no assurance we will resume paying distributions, or at what rate;

•

Because our portfolio only consists of three properties, our fixed operating expenses constitute a greater percentage of our gross income and, as a result, may make it more difficult to generate sufficient income to provide for a full return of invested capital to stockholders;

•

We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017;

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

The following discussion and analysis relates to the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

We commenced our “reasonable best efforts” offering (the “Offering”) of Class A and Class T Shares on February 17, 2015 and, effective February 2, 2017, we reallocated certain of the remaining shares being offered in our Offering to offer Class T-3 Shares.  We ceased accepting subscriptions agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018.  Excluding the distribution reinvestment plan (as amended, the “DRP”), the Company issued 1,401,711 Class A Shares, 390,230 Class T Shares and 255,666 Class T-3 Shares generating gross proceeds of approximately $50 million from the Offering.

On February 5, 2018, the Company reported an estimated per share net asset value for each class of its common stock equal to $23.15, $24.32 and $23.55 per Class A Share, Class T Share and Class T-3 Share, respectively.

Our fixed operating expenses, including property operating expenses and expenses related to operating as a public reporting company, relative to our gross income is disproportionately large due to the size of our portfolio. As a result, during prior periods, operating income did not generate sufficient cash flow to fully cover distribution payments.  However, during the most recent nine-month period ended September 30, 2018, distribution payments were covered in full from operating cash flow.

On September 17, 2018, our board of directors approved the Plan of Liquidation, subject to the approval of our stockholders. The principal purpose of the Plan of Liquidation is to maximize stockholder value within a reasonable period of time. Pursuant to the plan, we expect to sell or otherwise dispose of all or substantially all of our properties and assets (including any assets held by our operating partnership and its and our subsidiaries).

Our stockholders have been asked to approve the Plan of Liquidation at our annual meeting of stockholders to be held on November 27, 2018 pursuant to a definitive proxy statement filed by us with the SEC on October 9, 2018. If our stockholders approve the Plan of Liquidation, we will cease our business and will be liquidated pursuant to the Plan of Liquidation. If our stockholders do not approve the Plan of Liquidation, then we will not liquidate. Our board of directors would then consider other alternatives for the Company, which may include asking stockholders to approve another liquidation proposal.

We expect that effectiveness of the Plan of Liquidation will cause our basis of accounting to change from the going-concern basis to the liquidation basis of accounting, which requires our assets to be stated at the amount of consideration the entity expects to collect, and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled.

Select Property Information

As of September 30, 2018, we owned three communities located in three states consisting of 623 residential units.  In addition, we own ground level retail space totaling 10,609 square feet at one property.  We own and lease retail space at our properties when we believe the retail space will increase the attractiveness of our communities and add convenience to our residents. The table below presents information for each of our communities as of September 30, 2018.

Community	Location	Total Number of Residential Units	Average Rental Rate per Residential Unit (a)	2018 Residential Average Daily Occupancy	Leased Residential Units	Purchase Price	Debt Balance	Interest Rate
The Retreat at Market Square	Frederick, MD	206	$1,575	94.6%	201	$45,727,557	$27,450,000	3.64%
Commons at Town Center	Vernon Hills, IL	85	1,909	96.0%	83	23,148,049	13,800,000	3.69%
Verandas at Mitylene	Montgomery, AL	332	915	93.9%	310	36,651,566	21,930,000	3.88%
	Total	623	$1,281		594	$105,527,172	$63,180,000

(a)	Average rental rate per residential unit is for the last month of the period presented.

Our communities include garden-style apartments generally defined as properties with multiple one to three story buildings in landscaped settings and mid-rise apartments situated in more urban settings.  The following table sets forth a summary of our communities by building type as of September 30, 2018.

Type	Residential Units
Garden-style	538
Mid-rise	85

Liquidity and Capital Resources

General

As of September 30, 2018, and December 31, 2017, we had total debt outstanding excluding unamortized debt issuance costs of approximately $63.2 million and $66.7 million, respectively, which bore interest at a weighted average interest rate of 3.73% and 3.82% per annum, respectively.  As of September 30, 2018, and December 31, 2017, our borrowings were 60% and 63%, respectively, of the purchase price of our investment properties.  As of September 30, 2018, the weighted average years to maturity for our mortgages was approximately 6.47 years.  We do not anticipate significant capital expenditures to our properties in 2018.  At September 30, 2018 and December 31, 2017 our cash and cash equivalent balance was $4.3 million and $7.6 million, respectively.  Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our properties
•	Interest on mortgage loans	•	Proceeds from new or refinanced mortgage loans
•	Property operating expenses
•	General and administrative expenses
•	Distributions to stockholders
•	Non-transaction based fees payable to our Business Manager and Real Estate Manager
Payment to Sponsor and its affiliates of deferred advances and fees

Long-term liquidity and capital needs such as:
•	Interest & principal payments on mortgage loans
•	Capital expenditures
•	Liquidation costs
•	Payment to Sponsor and its affiliates of deferred advances and fees

Following the completion of the sale or transfer of all of our assets in accordance with the Plan of Liquidation, we will pay or provide for our liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders, wind up our operations and dissolve.

In contemplation of the Plan of Liquidation, on September 17, 2018, our board of directors determined to terminate the Company’s DRP and share repurchase program (“SRP”).

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2018	2017	2018 vs. 2017
Net cash flows provided by operating activities	$1,902,210	$879,101	$1,023,109
Net cash flows used in investing activities	$(200,918)	$(59,349,288)	$59,148,370
Net cash flows (used in) provided by financing activities	$(4,957,748)	$52,556,730	$(57,514,478)

Operating activities

Cash provided by operating activities increased $1.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to cash generated from property operations from our acquisitions in 2017, timing of payments including real estate taxes and cash receipts.

Investing activities

	Nine Months Ended September 30,		Change
	2018	2017	2018 vs. 2017
Purchase of real estate	$—	$(59,288,960)	$59,288,960
Capital expenditures	$(200,918)	$(60,328)	$(140,590)
Net cash flows used in investing activities	$(200,918)	$(59,349,288)	$59,148,370

Cash used in investing activities decreased $59.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. We purchased two properties in the nine months ended September 30, 2017, but we have not acquired any properties in 2018. The decrease in investing activities was offset by an increase in capital improvements at certain properties.

Financing activities

	Nine Months Ended September 30,		Change
	2018	2017	2018 vs. 2017
Proceeds from offering net of offering costs	$100,703	$10,887,560	$(10,786,857)
Distributions paid	(965,518)	(686,715)	(278,803)
Shares repurchased	(592,933)	(80,815)	(512,118)
Total changes related to debt	(3,500,000)	42,436,700	(45,936,700)
Net cash (used in) provided by financing activities	$(4,957,748)	$52,556,730	$(57,514,478)

For the nine months ended September 30, 2018, cash used in financing activities was $5.0 million and for the nine months ended September 30, 2017, cash provided by financing activities was $52.6 million. The decrease was primarily because we obtained two mortgage loans and a mezzanine loan in an aggregate amount of $44.9 million to finance our acquisitions in 2017. During the nine months ended September 30, 2018, we paid off our note payable in an aggregate amount of $3.5 million. During the nine months ended September 30, 2018 and 2017, we generated proceeds from the sale of our shares, net of offering costs paid, of approximately $0.1 million and $10.9 million, respectively. Proceeds from our offering decreased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as we terminated our offering on January 3, 2018. During the nine months ended September 30, 2018, we paid approximately $1.9 million in distributions net of $0.9 million reinvested in the DRP. During the nine months ended September 30, 2017, we paid $0.7 million distributions net of $0.1 million reinvested in the DRP.  We repurchased $0.6 million and $0.1 million of shares in 2018 and 2017, respectively.

Distributions

A summary of the cash distributions declared and paid, and cash flows provided by operations for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,
	2018	2017

Total cash distributions declared (1)	$1,934,494	$1,517,491

Total cash distributions paid (2)	$1,935,633	$1,463,865
Cash distributions paid	965,518	686,715
Distributions reinvested via DRP	970,115	777,150

Cash flows provided by operations	$1,902,210	$879,101
Net offering proceeds (3)	$100,703	$10,887,560

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

(2)

98.3% of cash distributions paid for the nine months ended September 30, 2018 were paid from operating cash flows and 1.7% of cash distributions were paid from cash on hand. Approximately 39.9% of cash distributions paid for the nine months ended September 30, 2017 were paid from the Offering and DRP.

(3)	The Offering commenced on February 17, 2015 and terminated on January 3, 2018.

Because we are pursuing the Plan of Liquidation, we do not expect that the board of directors will declare any further regular monthly distributions after the payment of the October 2018 distributions that occurred on November 1, 2018. In evaluating the Plan of Liquidation, our Business Manager estimated that the total cash that may be distributed to stockholders as liquidating distributions, taking into account both our obligation to repay outstanding debt and the estimated costs of liquidating which includes transaction costs related to the sale of the properties and the costs of continuing to operate the Company while we wind-up operations (our “Liquidating Distributions Estimate”), will range from approximately $21.38 to $22.86 per Class A Share. This estimated range also assumes the conversion of the Class T Shares and the Class T-3 Shares into Class A Shares. This estimate is based on certain assumptions and there can be no guarantee at this time as to the exact amount that stockholders will receive. During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities, all of which are likely to reduce the cash available for distribution to stockholders.

Results of operations

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2018 and 2017.

This section describes and compares our results of operations for the three and nine months ended September 30, 2018 and 2017. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of our property that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended September 30, 2018 and 2017

A total of two multi-family properties were acquired on or before July 1, 2017 and represent our “same store” properties during the three months ended September 30, 2018 and 2017.  “Non-same store,” as reflected in the table below, consists of properties acquired after July 1, 2017. For the three months ended September 30, 2018 and 2017, one property constituted a non-same store property.  The following table presents property net operating income broken out between same store and non-same store, prior to amortization of intangibles, interest, and depreciation and amortization for the three months ended September 30, 2018 and 2017, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$2,393,985	$2,055,873	$338,112	$1,503,590	$1,470,205	$33,385	$890,395	$585,668	$304,727
Other property income	294,237	229,634	64,603	164,600	148,255	16,345	129,637	81,379	48,258
Total income	$2,688,222	$2,285,507	$402,715	$1,668,190	$1,618,460	$49,730	$1,020,032	$667,047	$352,985

Property operating expenses	$817,687	$722,891	$94,796	$450,199	$515,994	$(65,795)	$367,488	206,897	160,591
Real estate tax expense	311,343	244,451	66,892	243,958	196,157	47,801	67,385	48,294	19,091
Total property operating expenses	$1,129,030	$967,342	$161,688	$694,157	$712,151	$(17,994)	$434,873	$255,191	$179,682

Property net operating income	$1,559,192	$1,318,165	$241,027	$974,033	$906,309	$67,724	$585,159	$411,856	$173,303

General and administrative expenses	(330,448)	(350,982)	20,534
Acquisition related costs	—	(16,484)	16,484
Business management fee	(158,631)	(158,154)	(477)
Depreciation and amortization	(958,104)	(1,153,501)	195,397
Interest expense	(610,791)	(677,534)	66,743
Interest and other income	5,654	6,393	(739)
Net loss	$(493,128)	$(1,032,097)	$538,969

Net loss. Net loss was $493,128 and $1,032,097 for the three months ended September 30, 2018 and 2017, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of our investment properties owned during the three months ended September 30, 2018, with the results of the same investment properties owned during the three months ended September 30, 2017, property net operating income increased $67,724.  The increase is due to increased rental and other property income and decreased total property operating expenses.  The increase in rental income is due to a higher average occupancy. The decrease in property operating expenses of $65,795 is offset with an increase in real estate tax expense of $47,801. The decrease in property operating expenses is due to lower repair and maintenance expense and property administration expenses.

“Non-same store” total property net operating income increased $173,303 during 2018 as compared to 2017. The increase is a result of acquiring one additional property after July 1, 2017.

General and Administrative expenses.  General and administrative expenses decreased $20,534 in 2018 compared to 2017.  This decrease is primarily due to a decrease in legal fees.

Acquisition related costs.  Acquisition related expenses decreased $16,484 in 2018 compared to 2017. The decrease is attributed to no acquisition related activity in 2018.

Business management fee. Business management fees increased $477 in 2018 compared to 2017. The increase is due to increased assets under management.

Depreciation and Amortization.  Depreciation and amortization decreased $195,397 in 2018 compared to 2017. The decrease is due to the write-off of fully amortized assets.

Interest Expense.  Interest expense decreased $66,743 in 2018 compared to 2017. The decrease is due to payments in 2017 and 2018 to reduce the principal balance on the note payable.

Interest and other income.  Interest and other income decreased $739.  The decrease is primarily due to lower interest earned as a result of lower cash balances in 2018 compared to 2017.

Comparison of the nine months ended September 30, 2018 and 2017

A total of one multi-family property was acquired on or before January 1, 2017 and represents our “same store” property during the nine months ended September 30, 2018 and 2017.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2017. For the nine months ended September 30, 2018 and 2017, two properties constituted non-same store properties. The following table presents property net operating income broken out between same store and non-same store, prior to amortization of intangibles, interest, and depreciation and amortization for the nine months ended September 30, 2018 and 2017, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$7,015,686	$4,254,327	$2,761,359	$2,763,435	$2,733,015	$30,420	$4,252,251	$1,521,312	$2,730,939
Other property income	886,536	474,139	412,397	323,786	282,906	40,880	562,750	191,233	371,517
Total income	$7,902,222	$4,728,466	$3,173,756	$3,087,221	$3,015,921	$71,300	$4,815,001	$1,712,545	$3,102,456

Property operating expenses	$2,481,659	$1,419,557	$1,062,102	$889,873	$916,461	$(26,588)	$1,591,786	503,096	$1,088,690
Real estate tax expense	868,470	498,450	370,020	303,368	267,359	36,009	565,102	231,091	334,011
Total property operating expenses	$3,350,129	$1,918,007	$1,432,122	$1,193,241	$1,183,820	$9,421	$2,156,888	$734,187	$1,422,701

Property net operating income	$4,552,093	$2,810,459	$1,741,634	$1,893,980	$1,832,101	$61,879	$2,658,113	$978,358	$1,679,755

General and administrative expenses	(1,136,566)	(1,045,499)	(91,067)
Acquisition related costs	—	(87,963)	87,963
Business management fee	(475,609)	(318,609)	(157,000)
Depreciation and amortization	(2,961,480)	(2,132,208)	(829,272)
Interest expense	(1,829,491)	(1,353,084)	(476,407)
Interest and other income	17,993	30,907	(12,914)
Net loss	$(1,833,060)	$(2,095,997)	$262,937

Net loss. Net loss was $1,833,060 and $2,095,997 for the nine months ended September 30, 2018 and 2017, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of our investment property owned during the nine months ended September 30, 2018, with the results of the same investment property owned during the nine months ended September 30, 2017, property net operating income increased $61,879.  The increase is primarily due to increased total income that exceeded the increase in total property operating expenses of $9,421.  The increase in rental income is due to higher average occupancy. The increase in total property operating expenses is primarily due to an increase in real estate tax expense of $36,009.

“Non-same store” total property net operating income increased $1,679,755 during 2018 as compared to 2017. The increase is a result of acquiring two additional properties after January 1, 2017.

General and Administrative expenses.  General and administrative expenses increased $91,067 in 2018 compared to 2017.  This increase is primarily due to growth in our portfolio and valuation related costs, partially offset by a decrease in legal fees.

Acquisition related costs.  Acquisition related expenses decreased $87,963 in 2018 compared to 2017. The decrease is attributed to no acquisition related activity in 2018.

Business management fee. Business management fees increased $157,000 in 2018 compared to 2017. The increase is due to the acquisition of two additional properties in mid-2017 which increased assets under management.

Depreciation and Amortization.  Depreciation and amortization increased $829,272 in 2018 compared to 2017. The increase is due to acquisitions during 2017.

Interest Expense.  Interest expense increased $476,407 in 2018 compared to 2017. The increase is due to borrowings to fund acquisitions in 2017.

Interest and other income.  Interest and other income decreased $12,914.  The decrease is primarily due to lower interest earned as a result of lower cash balances in 2018 compared to 2017.

Critical Accounting Policies

Disclosures discussing all significant accounting policies are set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed with the SEC on March 21, 2018, under the heading “Critical Accounting Policies”. There have been no changes to our critical accounting policies during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 12 – “Subsequent Events” which is included in our September 30, 2018 Notes to Consolidated Financial Statements in Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. As of September 30, 2018, we had outstanding debt of approximately $63.2 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 3.64% to 3.88% per annum. The weighted average interest rate was 3.73%. As of September 30, 2018, the weighted average years to maturity for our mortgages was approximately 6.47 years.

As of September 30, 2018 and December 31, 2017, we did not have any variable rate debt. As of September 30, 2018, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $63.2 million and a fair value of $60.9 million. As of December 31, 2017, our fixed-rate debt consisted of secured mortgage financings and a note payable with a carrying value of $66.7 million and a fair value of $65.3 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed-rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair value of our fixed-rate debt would decrease by $3.3 million at September 30, 2018. If market interest rates were to decrease by 1% (100 basis points), the fair value of our fixed-rate debt would increase by $2.3 million at September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

We have incurred net losses on a U.S. GAAP basis for the nine months ended September 30, 2018 and 2017.

We have incurred net losses on a U.S. GAAP basis for the nine months ended September 30, 2018 and 2017 of $1.8 million and $2.1 million, respectively. Our losses can be attributed, in part, to property operating, interest, general and administrative expenses, and non-cash charges for depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. As of September 30, 2018, we had acquired three multi-family communities. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Our fixed operating expenses constitute a greater percentage of our gross income due to the size of our portfolio and, as a result, may make it more difficult to generate sufficient income to provide for a full return of invested capital to stockholders.

Our fixed operating expenses, including property operating expenses and expenses related to operating as a public reporting company, relative to our gross income is disproportionately large due to the size of our portfolio.  As a result, the Company historically has been unable to cover its distribution payments to stockholders from operating cash flows, although the Company did fund distributions during the most recent nine-month period ended September 30, 2018 from operating cash flows.  A smaller portfolio increases the likelihood that any single property’s performance would materially affect our overall investment performance and the value of our stockholders’ investment.

We cannot assure stockholders of the actual amount they will receive in liquidating distributions or when they will receive them.

Our Liquidating Distributions Estimate does not necessarily reflect the actual amount that our stockholders will receive in liquidating distributions. The preparation of these estimates involved judgments and assumptions with respect to the liquidation process and may not be realized. We cannot assure stockholders that actual results will not vary materially from the estimates. The actual amount that we will distribute to stockholders in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our properties, the actual fees and expenses incurred in connection with the sale of our properties, the actual expenses incurred in the administration of our properties prior to disposition, the actual general and administrative expenses of the Company, our ability to continue to meet the requirements necessary to retain our status as a REIT throughout the period of the liquidation process, our ability to avoid entity-level U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales prices of our assets are less than we expect, distributions to stockholders will be reduced.

We may be required to invest additional amounts in our properties.

We have limited cash resources but may be required to make additional investments in our properties to enhance their sale value, including to correct defects or to make improvements before a property can be sold. We cannot assure stockholders that we will have funds available to correct these defects or to make these improvements. Any reduction in the value of our assets would make it more difficult for us to sell those assets for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our assets could decrease the payment of distributions to stockholders. Our failure to meet our capital needs with financing that is on favorable terms could reduce and delay the liquidating distributions we make to our stockholders.

Decreases in property values may reduce the amount we receive upon a sale of our assets, which would reduce the amount stockholders receive in liquidating distributions.

There is no assurance that we will be able to sell our properties at prices or on terms and conditions acceptable to us. Investments in real properties are relatively illiquid. The amount we receive upon sale of our assets depends on the underlying value of our assets, and the underlying value of our assets may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•changes in general economic or local conditions;

•changes in supply of or demand for similar or competing properties in an area;

•changes in interest rates and availability of mortgage funds that may render the sale of a property difficult or unattractive;

•increases in operating expenses;

•the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•vacancies and inability to lease or sublease space;

•potential major repairs which are not presently contemplated or other contingent liabilities associated with the assets;

•competition; and

•changes in tax, real estate, environmental and zoning laws.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be reduced or delayed.

Before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. To the extent that we have underestimated these costs, our actual liquidating distributions may be reduced. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be reduced or delayed. Further, if a reserve fund is established, payment of liquidating distributions to our stockholders may be reduced or delayed.

Defaults under future sale agreements may reduce or delay liquidating distributions.

If our stockholders approve the Plan of Liquidation and it is implemented, we will seek to enter into binding sale agreements for each of our properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we may not be able to enter into a new agreement on a timely basis or on terms that are as favorable as the original sale agreement. Any delay in the completion of asset sales could delay our payment of liquidating distributions to our stockholders. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. If we incur these additional costs, our liquidating distributions to our stockholders would be reduced.

Our board of directors will have the authority to cause us to sell our assets under terms less favorable than those assumed for the purpose of estimating our Liquidating Distributions Estimate.

If the Plan of Liquidation is approved by our stockholders, our board of directors will have the authority to cause us to sell any and all of our assets on terms and to parties as our board of directors determines in its sole discretion.

Our entity value may be adversely affected by adoption of the Plan of Liquidation.

Once our stockholders approve the Plan of Liquidation and we commence implementing the Plan of Liquidation, we will begin the process of winding-up our operations. This may dissuade parties that might have an interest in acquiring our Company from pursuing such an acquisition and may, especially as the liquidation process progresses and draws closer to completion, also preclude other possible courses of action not yet identified by our board of directors.

Our board of directors may terminate the Plan of Liquidation.

Our board of directors has adopted and approved the Plan of Liquidation. Nevertheless, our board of directors may terminate the Plan of Liquidation without stockholder approval only (1) if the Plan of Liquidation is not approved by our stockholders or (2) (A) if the board of directors approves the Company entering into an agreement involving the sale or other disposition of all or substantially all of the assets of the Company or its common stock by merger, consolidation, share exchange, business combination, sale or other transaction involving the Company or (B) if the board of directors determines, in exercise of its duties under Maryland law, after consultation with the Business Manager, Real Estate Manager and its financial advisor (if applicable) or other third party experts familiar with the multi-family property market, that there is an adverse change in the multi-family property market that reasonably would be expected to adversely affect proceeding with the Plan of Liquidation. This power of termination may be exercised up to the time that the articles of dissolution have been accepted for record by the State Department of Assessments and Taxation of Maryland. Notwithstanding approval of the Plan of Liquidation by our stockholders, our board of directors may modify or amend the Plan of Liquidation without further action by our stockholders to the extent permitted under then current law. Subject to the conditions described above, our board of directors may conclude either that its duties under applicable law require it to pursue business opportunities that present themselves or that abandoning the Plan of Liquidation is otherwise in the best interests of the Company. If our board of directors elects to pursue any alternative to the Plan of Liquidation, our stockholders may not receive any liquidating distributions.

Stockholders could be liable to creditors to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of these liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions under the Plan of Liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders or holders of beneficial interests of the liquidating trust under the Plan of Liquidation.

If we are unable to maintain the occupancy rates of currently leased units or spaces or if tenants default under their leases or other obligations to us during the liquidation process, our cash flow and the sales price of the impacted assets will be reduced and our liquidating distributions may be reduced.

We depend on tenants for revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. In calculating the Liquidating Distributions Estimate, the Business Manager assumed that we would maintain the occupancy rates of currently leased units or spaces and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the sales price of the impacted assets, which would reduce our liquidating distributions. Moreover, to the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. Any reduction in our operating cash flow could cause the payment of liquidating distributions to our stockholders to be reduced or delayed.

Our failure to remain qualified as a REIT would reduce the amount of our liquidating distributions.

Although our board of directors does not presently intend to terminate our REIT status prior to the final distribution of our assets and our dissolution, our board of directors may take actions pursuant to the Plan of Liquidation which would result in a loss of REIT status. Upon the final distribution of our assets and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions in pursuit of the Plan of Liquidation may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Liquidation. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT provisions in the Internal Revenue Code of 1986, as amended (the “Code”), mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in selling our assets, we may recognize ordinary income in excess of the cash received. The REIT provisions in the Code require us to pay out a large portion of our ordinary income in the form of a dividend to stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we are unable to meet the REIT distribution requirements, we may cease to qualify as a REIT. While we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

•	not be allowed a deduction for dividends paid to stockholders in computing our taxable income;
•	be subject to U.S. federal income tax on our taxable income at regular corporate rates;
•	be subject to increased state and local taxes; and
•	be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.

As a result of these consequences, our failure to qualify as a REIT could cause the amount of the liquidating distributions to our stockholders to be reduced.

Pursuing the Plan of Liquidation may increase the risk that we will become liable for U.S. federal income and excise taxes.

We generally are not subject to U.S. federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year (determined without regard to the deduction for dividends paid and by excluding any net capital gain). However, we are subject to U.S. federal income tax to the extent that our taxable income exceeds the amount of dividends distributed to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. While we intend to make distributions to our stockholders sufficient to avoid the imposition of any U.S. federal income tax on our taxable income and the imposition of the excise tax, differences in timing between our actual cash flow and the recognition of our taxable income could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay U.S. federal income and excise taxes. In addition (and as discussed in more detail below), net income from the sale of properties that are “dealer” properties (a “prohibited transaction” under the Code) would be subject to a 100% excise tax. The cost of borrowing or the payment of U.S. federal income and excise taxes would reduce the amount of liquidating distributions to our stockholders.

The sale of our assets may cause us to be subject to a 100% excise tax on the net income from “prohibited transactions,” which would reduce the amount of our liquidating distributions.

Assuming we remain qualified as a REIT, we will be subject to a 100% excise tax on any net income and gain derived from our sale or other dispositions of property that we are treated as holding primarily for sale to customers in the ordinary course of our trade or business (“prohibited transactions”). The Code provides a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Regardless of whether a transaction qualifies for the safe harbor, we believe, but cannot assure stockholders, that all of our properties are held for investment and that none of the property sales that we intend to make pursuant to the Plan of Liquidation should be subject to this tax. If the Internal Revenue Service (“IRS”) were to successfully treat some or all of the property sales as prohibited transactions resulting in the payment of taxes by us, the amount of liquidating distributions to our stockholders could be significantly reduced.

Distributing interests in a liquidating trust may cause stockholders to recognize taxable gain prior to the receipt of cash.

The REIT provisions of the Code generally require that each year we distribute as a dividend to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Liquidating distributions we make pursuant to a plan of liquidation generally will, subject to the discussion below regarding the abandonment of the Plan of Liquidation, to the extent of our current earnings and profits for the year of the liquidating distribution, qualify for the dividends paid deduction, provided that they are made within twenty-four months of the adoption of the plan. Conditions may arise which cause us not to be able to liquidate within the twenty-four-month period. For instance, it may not be possible to sell our assets at acceptable prices during this period. In this event, rather than retain our assets and risk losing our status as a REIT, we intend, for tax purposes, to transfer our remaining assets and liabilities to a liquidating trust in order to meet the twenty-four-month requirement. We may also elect to transfer our remaining assets and liabilities to a liquidating trust within the twenty-four-month period to avoid the costs of operating as a public company. This contribution would be treated for U.S. federal income tax purposes as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, stockholders would recognize gain to the extent their share of the cash and the fair market value of any assets received by the liquidating trust was greater than their tax basis in their stock (reduced by the amount of all prior liquidating distributions made to stockholders during the liquidation period) prior to the subsequent sale of the assets by the liquidating trust and the distribution to stockholders of the net cash proceeds, if any. Pursuant to IRS guidance, the liquidating trust generally could have up to three years (subject to extension in certain cases) to distribute its assets to stockholders. This transfer also may have adverse tax consequences for tax-exempt and non-U.S. stockholders, including with respect to the on-going activity of the liquidating trust.

In addition, the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of a stockholder’s gain at the time interests in the liquidating trust are distributed to our stockholders, may exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, a stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Code.

Because liquidating distributions may be made in multiple tax years, if we were to abandon the Plan of Liquidation in a tax year subsequent to one in which we already made liquidating distributions, the timing and character of stockholders’ taxation with respect to liquidating distributions made to them in the prior tax year could change, which may subject the stockholder to tax liability.

The U.S. federal income tax consequences of abandoning a Plan of Liquidation are not entirely clear once we have begun making liquidating distributions, in particular because liquidating distributions could be made in multiple tax years during the twenty-four months we have for U.S. federal income tax purposes to complete our liquidation after the Plan of Liquidation has been approved by our stockholders. In general, distributions to “U.S. stockholders” under the Plan of Liquidation, including their pro rata share of the fair market value of any assets that are transferred to a liquidating trust, should not be taxable to them for U.S. federal income tax purposes until the aggregate amount of liquidating distributions to them exceeds their respective adjusted tax basis in their shares of common stock, and then should be taxable to them as capital gain (assuming they hold their shares as a capital asset). However, if we abandon the Plan of Liquidation, the U.S. federal income tax treatment of any liquidating distributions already made pursuant to the Plan of Liquidation would change because they would no longer be treated as having been made as part of our complete liquidation. Instead, any distributions could be treated as either a distribution made with respect to the shares “U.S. stockholders” hold, subject to the normal rules of U.S. federal income tax the distributions they currently receive are subject to, or as payment to them for the sale or exchange of their shares in partial redemption of them. Treatment as a sale or distribution would depend on their particular circumstances and we cannot predict which would apply; however, regardless of which treatment would apply, each distribution likely would be at least partially taxable to them, and potentially at rates applicable to ordinary income rather than to capital gains.

Accordingly, if we had made liquidating distributions in the tax year we adopted the Plan of Liquidation which did not exceed a “U.S. stockholder’s” tax basis in the “U.S. stockholder’s” shares (and therefore were not taxable to them), and we abandoned the Plan of Liquidation in the subsequent tax year, they may now have a tax liability with respect to the distributions made to them in the prior tax year, and, if they are treated as distributions rather than as payments in partial redemption of their shares, whether they are taxed at ordinary income or capital gains rates may depend on whether we had declared any portion of the distributions as capital gain dividends. In addition, liquidating distributions we make pursuant to a Plan of Liquidation qualify for the dividends paid deduction to the extent of our current earnings and profits for the year of the liquidating distribution (which helps us ensure we meet our annual distribution requirement during our liquidation process), provided that they are made within twenty-four months of the adoption of the plan; however, if such distributions were no longer made pursuant to our complete liquidation within twenty-four months of the adoption of our Plan of Liquidation, whether any part of the distributions qualify for the dividends paid deduction will depend on different criteria. If we had made some liquidating distributions in one tax year and we abandoned the Plan of Liquidation in the subsequent tax year, it is possible that we may not have made sufficient distributions in that first tax year to satisfy our annual distribution requirement for that tax year which, if we are unable to cure such failure, could result in the loss of our REIT status effective as of the beginning of that first tax year. Furthermore, we could be treated as having failed to withhold the correct amount with respect to distributions to “non-U.S. stockholders,” which could subject us to penalties, thereby reducing the amount available for distribution to our stockholders.

Approval of the Plan of Liquidation may lead to stockholder litigation, which could result in substantial costs and distract our management.

Historically, extraordinary corporate actions by a company, such as our proposed Plan of Liquidation, often lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of our proposal of the Plan of Liquidation, which risk may be increased if stockholders approve the Plan of Liquidation. If a lawsuit is filed against us, the litigation may be costly and, even if we ultimately prevail, the process of defending against the lawsuit will divert management’s attention from implementing the Plan of Liquidation and otherwise operating our business. If we do not prevail, we may be liable for damages. We cannot predict the amount of any damages, however, liquidating distributions to our stockholders could be delayed by requiring us to pay damages.

Our ability to implement the Plan of Liquidation depends to a significant degree upon the contributions of our executive officers and other key personnel of our Business Manager.

We are externally managed by the Business Manager and have no employees of our own. Personnel and services that we require are provided to us under contracts with our Business Manager and its affiliates. We depend on our Business Manager and Real Estate Manager to manage our operations and manage our real estate assets, including sale of our real estate assets. Accordingly, our ability to implement the Plan of Liquidation depends to a significant degree upon the contributions of our executive officers and other key personnel of our Business Manager. We cannot guarantee that all, or any, of these key personnel will continue to provide services to us or our Business Manager, particularly in light of the liquidation of our business and potential termination of the business management agreement with our Business Manager, and the loss of any of these key personnel could cause our ability to successfully implement the Plan of Liquidation to suffer.

Approval of the Plan of Liquidation will cause our basis of accounting to change, which could require us to write-down our assets.

Once the stockholders approve the proposed Plan of Liquidation or adoption of the Plan of Liquidation appears imminent, we must change our basis of accounting from the going-concern basis to the liquidation basis of accounting. In order for our financial statements to be in accordance with generally accepted accounting principles under the liquidation basis of accounting, all of our assets must be stated at their estimated net realizable value, and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled. As of September 30, 2018, our net assets, as reported on our financial statements which were prepared in accordance with generally accepted accounting principles for a going concern, were $31,981,316. Based on the Business Manager’s analysis and estimate, we project making liquidating distributions ranging from $47,492,177 to $50,779,240. However, there is no assurance we will be able to pay liquidating distributions falling in this range. Therefore, there is a risk that the liquidation basis of accounting may entail write-downs of certain of our assets to values substantially less than their respective current carrying amounts, and may require that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation.

Until the Plan of Liquidation is approved, we will continue to use the going-concern basis of accounting. If our stockholders do not approve the Plan of Liquidation, we will continue to account for our assets and liabilities under the going-concern basis of accounting. Under the going-concern basis, assets and liabilities are expected to be realized in the normal course of business. However, long-lived assets to be sold or disposed of should be reported at the lower of carrying amount or estimated fair value less cost to sell. For long-lived assets to be held and used, when a change in circumstances occurs, our management must assess whether we can recover the carrying amounts of our long-lived assets. If our management determines that, based on all of the available information, we cannot recover those carrying amounts, an impairment of value of our long-lived assets has occurred and the assets should be written down to their estimated fair value. In addition, write-downs in our assets could reduce the price that a third party would be willing to pay to acquire a stockholder’s shares or our assets.

If our Plan of Liquidation is approved, we will continue to incur the expenses of complying with public company reporting requirements during the implementation of the Plan of Liquidation.

Through the implementation of our Plan of Liquidation, we will have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, we may, after filing our articles of dissolution, seek relief from the SEC from the reporting requirements under the Exchange Act. We anticipate that, if relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

There can be no assurance that our adoption of the Plan of Liquidation will result in greater returns to stockholders on their investment within a reasonable period of time than they would receive through other alternatives at this time.

If our stockholders approve the Plan of Liquidation, they will no longer participate in any future earnings or growth of our assets or benefit from any increases in the value of our assets once our assets are sold. While our board of directors believes that a liquidation at this time will be more likely to provide stockholders with a greater return on their investment within a reasonable period of time than they would receive through other alternatives at this time, this belief relies on certain assumptions and judgments concerning future events. Therefore, it is possible that continuing with the status quo or pursuing one or more of the other alternatives provides stockholders with a greater return within a reasonable period of time. In that case, we will be foregoing those attractive opportunities if we implement the Plan of Liquidation. If the Plan of Liquidation is not approved by our stockholders, our board of directors will evaluate other strategies or alternatives.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

The SRP was designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. The terms under which we could have repurchased shares differed between repurchases upon the death or “qualifying disability” of a stockholder or “Exceptional Repurchases” and all other repurchases or “Ordinary Repurchases.”

In the case of Ordinary Repurchases, we could have repurchased shares beneficially owned by a stockholder continuously for at least one year and who purchased their shares from us or received their shares through a non-cash transfer, if requested, if we chose to repurchase them. However, in the event a stockholder was having all of his or her shares repurchased, our board could have waived the one-year holding requirement for shares purchased under our DRP. We could have made Ordinary Repurchases only if we had sufficient funds available to complete the repurchase. In any given calendar month, we were authorized to use only the proceeds from our DRP during that month to make Ordinary Repurchases; provided that, if we had excess funds during any particular month, we could have, but were not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making Ordinary Repurchases. Subject to funds being available, in the case of Ordinary Repurchases, we limited the number of shares repurchased during any calendar year to no more than 5% of the number of Class A Shares, Class T Shares and Class T-3 Shares outstanding on December 31st of the previous calendar year.

Prior to our initial valuation date, the repurchase price for Ordinary Repurchases was equal to $21.60 per Class A Share, $21.61 per Class T Share and $21.61 per Class T-3 Share. After the initial valuation date, the repurchase price was equal to 96.0% of the most recent applicable estimated value per share reported by us. Accordingly, the repurchase price for Ordinary Repurchases was $22.22 per Class A Share, $23.35 per Class T Share and $22.61 per Class T-3 Share, from the February 28, 2018 repurchase date through the August 31, 2018 repurchase date.

Prior to our initial valuation date, the repurchase price for Exceptional Repurchases was equal to $22.50 per Class A Share, $22.51 per Class T Share and $22.51 per Class T-3 Share. After the initial valuation date, the repurchase price was equal to 100.0% of the most recent applicable estimated value per share reported by us. Accordingly, the repurchase price for Exceptional Repurchases was $23.15 per Class A Share, $24.32 per Class T Share and $23.55 per Class T-3 Share, from the February 28, 2018 repurchase date through the August 31, 2018 repurchase date. Exceptional Repurchases were not subject to a one-year holding period, or the 5% repurchase limit discussed above, and could have been repurchased with funds from any source.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2018	5,243	5,243	$23.01	$120,633	5,243	85,050
August 2018	5,012	5,012	$22.44	$73,418	5,012	80,038
September 2018	—	—	$—	$—	—	—
Total	10,255	10,255	$22.73	$194,051	10,255
(1)	Our SRP was announced on February 17, 2015. In contemplation of the Plan of Liquidation, on September 17, 2018, our board of directors determined to terminate the SRP.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on November 6, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of  Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	November 6, 2018

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	November 6, 2018