Form 10-K
period 2018-12-31
Inland Residential Properties Trust, Inc.
filed 2019-03-29
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-55765

Inland Residential Properties Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	80-0966998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

There is no established market for the registrant’s shares of common stock. On February 2, 2018, the board of directors of the registrant determined an estimated per share net asset value for each class of the registrant’s common stock equal to $23.15 per share of Class A common stock, $24.32 per share of Class T common stock and $23.55 per share of Class T-3 common stock. Based on these estimated per share net asset values, the aggregate value of the registrant’s common stock held by non-affiliates as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $47,844,094.  All of the registrant’s Class T and Class T-3 common stock were converted to shares of Class A common stock on January 23, 2019. As of March 19, 2019, there were 2,183,727 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

We were authorized to sell up to $1,000,000,000 of shares of common stock consisting of Class A common stock, $.001 par value per share (“Class A Shares”), at a price of $25.00 per share, Class T common stock, $.001 par value per share (“Class T Shares”), at a price of $23.95 per share, and Class T-3 common stock, $.001 par value per share (“Class T-3 Shares” and, together with the Class A Shares and the Class T Shares, the “Shares”), at a price of $24.14 per share, in any combination, in an initial “reasonable best efforts” offering (the “Offering”). We commenced our Offering of Class A Shares and Class T Shares on February 17, 2015 and, effective February 2, 2017, we reallocated certain of the remaining shares offered in the Offering to offer Class T-3 Shares. We ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018. Excluding the DRP, we sold 1,401,711 Class A Shares, 390,230 Class T Shares and 255,666 Class T-3 Shares generating gross proceeds of $49,628,418 from the Offering.

On September 17, 2018, our board of directors approved the sale of all or substantially all of our assets, our liquidation and dissolution pursuant to a plan of liquidation (the “Plan of Liquidation”), subject to the approval of our stockholders. The 2018 annual meeting of stockholders was originally convened on November 27, 2018. The annual meeting was adjourned to solicit additional proxies in favor of Proposal No. 3, approval of the Plan of Liquidation. The annual meeting was reconvened on December 18, 2018. At the reconvened annual meeting, our stockholders approved Proposal No. 3, the Plan of Liquidation. As a result of our stockholders' approval of the Plan of Liquidation, we adopted the liquidation basis of accounting (the “Liquidation Basis of Accounting”) as of December 18, 2018.

At December 31, 2018, we owned real estate consisting of two multi-family communities totaling 538 units. The properties consisted of 571,700 square feet of residential gross leasable area. During 2018, the properties’ weighted average daily occupancy was 93.6% and at December 31, 2018, 510 units, or 94.8% of the total residential units were leased. At December 31, 2017 and prior to the sale of “The Commons at Town Center,” we owned real estate consisting of three multi-family communities totaling 623 units. The properties consisted of 677,142 square feet of residential and 10,609 square feet of retail gross leasable area.  During the year ended December 31, 2017, the properties’ weighted average daily occupancy for residential was 94.7%, and at December 31, 2017, 599 units or 96.1% of the residential units were leased. At December 31, 2017, 100% of the retail units were occupied.

Plan of Liquidation

Pursuant to the Plan of Liquidation, we expect to, among other things:

•

sell or otherwise dispose of all or substantially all of our assets (including, without limitation, any assets held by the operating partnership and its and our subsidiaries) in exchange for cash or other assets that may be conveniently liquidated or distributed;

•	pay or provide for our liabilities and expenses, which may include establishing a reserve fund to pay contingent or unknown liabilities;
•

distribute our current cash and the remaining proceeds of the liquidation to stockholders after paying or providing for our liabilities and expenses, and take all necessary or advisable actions to wind up our affairs; and

•	wind up our operations and dissolve the Company, all in accordance with the Plan of Liquidation.

We anticipate selling all of our assets and completing our liquidation within five months after the December 18, 2018 stockholder approval of the Plan of Liquidation.

While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our remaining real estate properties. We expect to pay multiple liquidating distributions, including the Initial Liquidating Distribution (defined below), to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell our remaining real estate properties, pay all of our known liabilities and provide for unknown or contingent liabilities.

However, we can give no assurance regarding the timing of the sale of our remaining real estate properties in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for the properties, and the amount or timing of any additional liquidating distributions we pay to our stockholders. If we cannot sell our remaining real estate properties and pay our debts within twenty-four months from December 18, 2018, we intend to transfer and assign our remaining assets and liabilities to a liquidating trust and distribute beneficial interests in the liquidating trust to our stockholders equivalent to each stockholder’s ownership interests in the Company at that time.

In light of the Plan of Liquidation, our board of directors ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of October 2018. On January 23, 2019, pursuant to the provisions of our charter, all of our outstanding Class T Shares and Class T-3 Shares automatically converted to Class A Shares. On January 25, 2019, we paid an initial liquidating distribution of $4.53 per Class A Share to our stockholders of record as of the close of business on January 25, 2019 (the “Initial Liquidating Distribution”).

On February 5, 2019, our board of directors unanimously approved an estimated per share net asset value of Class A Shares as of February 1, 2019 equal to $16.06 per Class A Share (the “Estimated Per Share NAV”). The Estimated Per Share NAV represents an estimate, prepared by the Business Manager, of the total cash that may be available to distribute to our stockholders in one or more liquidating distributions pursuant to the Plan of Liquidation equal to approximately $20.59 per Class A Share, reduced by the Initial Liquidating Distribution. Our net assets in liquidation value per Class A Share as of December 31, 2018 was $20.59. There can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to our stockholders pursuant to the Plan of Liquidation. This amount may vary from the Estimated Per Share NAV and the net assets in liquidation value per Class A Share. See “Item 1A. Risk Factors - Risks Related to the Plan of Liquidation - Both the Estimated Per Share NAV and net assets in liquidation value per Class A Share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive.” During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution to our stockholders.

Historically, we provided a distribution reinvestment plan (“DRP”) and a share repurchase program (“SRP”) to facilitate additional investment in our shares and to provide limited liquidity for stockholders. On September 17, 2018, in contemplation of the Plan of Liquidation, which was still pending at that time, the Company’s board of directors determined to terminate the DRP and SRP.

Sales Pursuant to the Plan of Liquidation

The Commons at Town Center – property sale – On December 20, 2018, we sold to an unaffiliated third party “The Commons at Town Center,” located in Vernon Hills, Illinois, for a sale price of $24.6 million. At the closing, we received net proceeds of approximately $9.9 million representing the sale price of $24.6 million, net of closing costs, commissions, and certain prorations and adjustments, and the full repayment of $13.8 million in mortgage debt that encumbered the property.

The Verandas at Mitylene – contract for sale – On December 21, 2018, we entered into a contract to sell to an unaffiliated third party “The Verandas at Mitylene,” located in Montgomery, Alabama, for a sale price of approximately $40.5 million minus the principal amount outstanding on an approximately $21.9 million mortgage loan to be assumed by the buyer, closing costs, commissions, and certain prorations and adjustments. Sale of the property is subject to conditions contained in the agreement, as amended on January 23, 2019 and February 19, 2019, including the lender’s approval of the buyer’s assumption of the mortgage loan.

The Retreat at Market Square – contract for sale – On February 12, 2019, we entered into a contract to sell to an unaffiliated third party “The Retreat at Market Square,” located in Frederick, Maryland, for a sale price of approximately $47.0 million excluding closing costs, commissions, and certain prorations and adjustments. Sale of the property is subject to conditions contained in the agreement.

Tax Status

We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the tax year ended December 31, 2015. As a result, we generally will not be subject to U.S. federal income tax on taxable income that is distributed to stockholders. Despite having adopted the Plan of Liquidation, in order to continue to qualify for taxation as a REIT we must, among other things, continue to distribute annually at least 90% of our REIT taxable income (subject to certain adjustments and excluding any net capital gain) to our stockholders. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to U.S. federal and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income.

Competition

The multi-family real estate market is highly competitive. We compete in all of our markets with other owners and operators of multi-family properties. With respect to the assets that we own, we compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to tenants’ needs and the manner in which the property is operated. The number of competing properties in a particular market could have a material effect on a property’s occupancy levels, rental rates and operating expenses. Many competitors, including larger REITs, have substantially greater financial resources than we do and generally enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Subsequent to the adoption of the Plan of Liquidation, we have competition from other properties in the multi-family real estate market both from an operations perspective and with respect to the disposition of our remaining assets. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business and our net assets in liquidation.

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

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2018 will require us to incur material expenditures to comply with these laws and regulations.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Internet address located at www.sec.gov. The website contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Certifications

We have filed with the SEC the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1A. Risk Factors

The factors described below represent our principal risks. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay any additional liquidating distributions to our stockholders.

Risks Related to the Plan of Liquidation

We cannot determine at this time the amount or timing of any further liquidating distributions to our stockholders.

We paid the Initial Liquidating Distribution of $4.53 per Class A Share in January 2019 and we anticipate paying an additional liquidating distribution or distributions in the future, but we cannot determine at this time when we will be able to pay, or the amount of, any further liquidating distributions. The ultimate amount that we will distribute to stockholders in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our properties, the actual fees and expenses incurred in connection with the sale of our properties, the actual expenses incurred in the administration of our properties prior to disposition, the actual general and administrative expenses of the Company, our ability to continue to meet the requirements necessary to retain our status as a REIT throughout the period of the liquidation process, our ability to avoid entity-level U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales prices of our assets are less than we expect, distributions to stockholders will be reduced.

While we have previously provided estimates about the timing and amount of liquidating distributions that we will make, these estimates are based on multiple assumptions, one or more of which may prove to be incorrect, and the actual amount of liquidating distributions we pay to our stockholders may be more or less than these estimates. No assurance can be given regarding the actual amount our stockholders will receive in liquidating distributions pursuant to the Plan of Liquidation or when they will be paid.

If the sale agreement for “The Verandas at Mitylene” or “The Retreat Market Square” fails to close for any reason, we may be unable to find buyers for the assets on a timely basis or at our expected sales prices which may delay or reduce our liquidating distributions.

As of the date of this Annual Report on Form 10-K, we have entered into agreements to sell “The Verandas at Mitylene” and “The Retreat at Market Square,” each to an unaffiliated third party. Sale of each property is subject to closing conditions, and sale of “The Verandas at Mitylene” is also subject to the lender’s approval of the buyer’s assumption of the mortgage loan. Even if all of the closing conditions are met, in the event that the buyer of either property fails to honor its contractual obligation to consummate the purchase of the applicable property, we have no right to bring an action for specific performance in order to compel the buyer to comply with its covenants or consummate the purchase of the applicable property. The consummation of the potential sales for which we will enter into sale agreements in the future will also be subject to satisfaction of closing conditions. If any of the transactions contemplated by the sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we may not be able to enter into a new agreement on a timely basis or on terms that are as favorable as the original sale agreement. Any delay in the completion of asset sales could delay our payment of liquidating distributions to our stockholders. In addition, in order to find buyers in a timely manner, we may be required to lower our asking price below the current sale price. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the applicable asset. If we incur these additional costs or reduce the sale price, our liquidating distributions to our stockholders would be reduced.

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

There is no assurance that we will be able to sell our properties at prices or on terms and conditions acceptable to us. Investments in real properties are relatively illiquid. The amount we receive upon sale of our assets depends on the underlying value of our assets, and the underlying value of our assets may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	changes in general economic or local conditions;
•	changes in supply of or demand for similar or competing properties in an area;
•	changes in interest rates and availability of mortgage funds that may render the sale of a property difficult or unattractive;
•	increases in operating expenses;
•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;
•	vacancies and inability to lease or sublease space;
•	potential major repairs which are not presently contemplated or other contingent liabilities associated with the assets;
•	competition; and
•	changes in tax, real estate, environmental and zoning laws.

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

Our entity value may be adversely affected by the implementation of the Plan of Liquidation.

The implementation of the Plan of Liquidation and our engaging in the process of winding-up our operations may dissuade parties that might have an interest in acquiring our Company from pursuing such an acquisition and may, especially as the liquidation process progresses and draws closer to completion, also preclude other possible courses of action not yet identified by our board of directors. Our sale of assets may have reduced the likelihood of a party making an offer to acquire us at an entity-level for a value that exceeds what we could realize from individual asset sales.

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

We will continue to incur the expenses of complying with public company reporting requirements.

Through the implementation of the Plan of Liquidation, we will have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, we may, after filing our articles of dissolution, seek relief from the SEC from the reporting requirements under the Exchange Act. We anticipate that, if relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

Our board of directors may terminate or delay implementation of the Plan of Liquidation.

Our board of directors has adopted and approved the Plan of Liquidation, and the Plan of Liquidation has become effective, but our board of directors may terminate the Plan of Liquidation without stockholder approval only (1) if the board of directors approves the Company entering into an agreement involving the sale or other disposition of all or substantially all of the assets of the Company or its common stock by merger, consolidation, share exchange, business combination, sale or other transaction involving the Company or (2) if the board of directors determines, in exercise of its duties under Maryland law, after consultation with the Business Manager, Real Estate Manager and its financial advisor (if applicable) or other third party experts familiar with the multi-family property market, that there is an adverse change in the multi-family property market that reasonably would be expected to adversely affect proceeding with the Plan of Liquidation. This power of termination may be exercised up to the time that the articles of dissolution have been accepted for record by the State Department of Assessments and Taxation of Maryland. In addition, our board of directors may modify or amend the Plan of Liquidation without further action by our stockholders to the extent permitted under then current law. Subject to the conditions described above, our board of directors may conclude either that its duties under applicable law require it to pursue business opportunities that present themselves or that abandoning the Plan of Liquidation is otherwise in the best interests of the Company. If our board of directors elects to pursue any alternative to the Plan of Liquidation, our stockholders may not receive any liquidating distributions.

If we are unable to maintain the occupancy rates of currently leased units or spaces or if tenants default under their leases or other obligations to us during the liquidation process, our cash flow and the sales price of the impacted assets will be reduced and our liquidating distributions may be reduced.

We depend on tenants for revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Negative trends in occupancy rates or tenant default rates during the liquidation process may adversely affect the sales price of the impacted assets, which would reduce our liquidating distributions. Moreover, to the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. Any reduction in our operating cash flow could cause the payment of liquidating distributions to our stockholders to be reduced or delayed.

Our failure to remain qualified as a REIT would reduce the amount of our liquidating distributions.

Although our board of directors does not presently intend to terminate our REIT status prior to the final distribution of our assets and our dissolution, our board of directors may take actions pursuant to the Plan of Liquidation which would result in a loss of REIT status. Upon the final distribution of our assets and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions in pursuit of the Plan of Liquidation may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Liquidation. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT provisions in the Internal Revenue Code, mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in selling our assets, we may recognize ordinary income in excess of the cash received. The REIT provisions in the Internal Revenue Code require us to pay out a large portion of our ordinary income in the form of a dividend to stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we are unable to meet the REIT distribution requirements, we may cease to qualify as a REIT. While we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

•	not be allowed a deduction for dividends paid to stockholders in computing our taxable income;
•	be subject to U.S. federal income tax on our taxable income at the corporate rate;
•	be subject to increased state and local taxes; and
•	be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.

As a result of these consequences, our failure to qualify as a REIT could cause the amount of the liquidating distributions to our stockholders to be reduced.

Pursuing the Plan of Liquidation may increase the risk that we will become liable for U.S. federal income and excise taxes.

We generally are not subject to U.S. federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year (determined without regard to the deduction for dividends paid and by excluding any net capital gain). However, we are subject to U.S. federal income tax to the extent that our taxable income exceeds the amount of dividends distributed to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. While we intend to make distributions to our stockholders sufficient to avoid the imposition of any U.S. federal income tax on our taxable income and the imposition of the excise tax, differences in timing between our actual cash flow and the recognition of our taxable income could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay U.S. federal income and excise taxes. In addition (and as discussed in more detail below), net income from the sale of properties that are “dealer” properties (a “prohibited transaction” under the Internal Revenue Code) would be subject to a 100% excise tax. The cost of borrowing or the payment of U.S. federal income and excise taxes would reduce the amount of liquidating distributions to our stockholders.

The sale of our assets may cause us to be subject to a 100% excise tax on the net income from “prohibited transactions,” which would reduce the amount of our liquidating distributions.

Assuming we remain qualified as a REIT, we will be subject to a 100% excise tax on any net income and gain derived from our sale or other dispositions of property that we are treated as holding primarily for sale to customers in the ordinary course of our trade or business (“prohibited transactions”), except as discussed herein. The Internal Revenue Code provides a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Regardless of whether a transaction qualifies for the safe harbor, we believe, but cannot assure stockholders, that all of our properties are held for investment and that none of the property sales that we intend to make pursuant to the Plan of Liquidation should be subject to this tax. If the Internal Revenue Service (“IRS”) were to successfully treat some or all of the property sales as prohibited transactions resulting in the payment of taxes by us, the amount of liquidating distributions to our stockholders could be significantly reduced.

Distributing interests in a liquidating trust may cause stockholders to recognize taxable gain prior to the receipt of cash.

The REIT provisions of the Internal Revenue Code generally require that each year we distribute as a dividend to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Liquidating distributions we make pursuant to a plan of liquidation generally will, subject to the discussion below regarding the abandonment of the Plan of Liquidation, to the extent of our current earnings and profits for the year of the liquidating distribution, qualify for the dividends paid deduction, provided that they are made within twenty-four months of December 18, 2018, the date our stockholders approved the Plan of Liquidation. Conditions may arise which cause us not to be able to liquidate within the twenty-four-month period. For instance, it may not be possible to sell our assets at acceptable prices during this period. In this event, rather than retaining our assets and risk losing our status as a REIT, we intend, for tax purposes, to transfer our remaining assets and liabilities to a liquidating trust in order to meet the twenty-four-month requirement. We may also elect to transfer our remaining assets and liabilities to a liquidating trust within the twenty-four-month period to avoid the costs of operating as a public company. This contribution would be treated for U.S. federal income tax purposes as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, stockholders would recognize gain to the extent their share of the cash and the fair market value of any assets received by the liquidating trust was greater than their tax basis in their stock (reduced by the amount of all prior liquidating distributions made to stockholders during the liquidation period) prior to the subsequent sale of the assets by the liquidating trust and the distribution to stockholders of the net cash proceeds, if any. Pursuant to IRS guidance, the liquidating trust generally could have up to three years (subject to extension in certain cases) to distribute its assets to stockholders. This transfer also may have adverse tax consequences for tax-exempt and non-U.S. stockholders, including with respect to the on-going activity of the liquidating trust.

In addition, the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of a stockholder’s gain at the time interests in the liquidating trust are distributed to our stockholders, may exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, a stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Internal Revenue Code.

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

Historically, extraordinary corporate actions by a company, such as the Plan of Liquidation, often lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation in connection with the Plan of Liquidation. As of the date of this Annual Report on Form 10-K, no lawsuits relative to the Plan of Liquidation were pending or, to our knowledge, threatened. However, if a lawsuit is filed against us, the litigation may be costly and, even if we ultimately prevail, the process of defending against the lawsuit will divert management’s attention from implementing the Plan of Liquidation and otherwise operating our business. If we do not prevail, we may be liable for damages. We cannot predict the amount of any damages, however, liquidating distributions to our stockholders could be delayed by requiring us to pay damages.

Our ability to operate our business and implement the Plan of Liquidation depends to a significant degree upon the contributions of our executive officers and other key personnel of our Business Manager and its affiliates.

We are externally managed by the Business Manager and have no employees of our own. Personnel and services that we require are provided to us under contracts with our Business Manager and its affiliates. We depend on our Business Manager and Real Estate Manager to manage our operations and manage our real estate assets, including sale of our real estate assets. Accordingly, our ability to implement the Plan of Liquidation depends to a significant degree upon the contributions of our executive officers and other key personnel of our Business Manager. Neither we nor our Business Manager or Real Estate Manager has employment agreements with these persons, and we cannot guarantee that all, or any particular one, will continue to be available to provide services to us. We cannot guarantee that all, or any, of these key personnel will continue to provide services to us or our Business Manager, particularly in light of the liquidation of our business and potential termination of the business management agreement with our Business Manager, and the loss of any of these key personnel could cause our ability to successfully operate our business and implement the Plan of Liquidation to suffer.

Both the Estimated Per Share NAV and net assets in liquidation value per Class A Share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive.

The net assets in liquidation value as of December 31, 2018 of $20.59 and the Estimated Per Share NAV as of February 1, 2019 of $16.06 per Class A Share which excludes the Initial Liquidating Distribution of $4.53 per Class A Share paid on January 25, 2019, are based on certain assumptions and estimates. There can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to our stockholders pursuant to the Plan of Liquidation. This amount may vary from the Estimated Per Share NAV and the net assets in liquidation as of December 31, 2018 included in the accompanying consolidated financial statements. Moreover, neither the Estimated Per Share NAV nor the net assets in liquidation value per Class A Share represents: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company. There is also no assurance that the methodology used to estimate our value per share will be acceptable to broker dealers for customer account purposes or to the Financial Industry Regulatory Authority, Inc. (“FINRA”) or that it will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code.

These estimates of what a stockholder may ultimately receive in total from our liquidation are based on assumptions that may not be accurate or complete and include, among other things, estimates and assumptions as to the actual amount of time it will take to complete the implementation of the Plan of Liquidation and whether we will be required to provide for any unknown and outstanding liabilities or expenses, which may include the establishment of a reserve fund or transferring assets to a liquidating trust to pay contingent liabilities and ongoing expenses in an amount to be determined as information concerning such contingencies and expenses becomes available. We will continue to incur liabilities and expenses from operations prior to the dissolution of the Company. Our estimates regarding our expense levels may be inaccurate. Any unexpected claims, liabilities or expenses that arise, or any claims, liabilities or expenses that exceed our estimates, will reduce the amount of cash available for distribution to stockholders.

Risks Related to Our Business

Our fixed operating expenses constitute a greater percentage of our gross income due to the size of our portfolio and, as a result, may make it more difficult to generate sufficient income to provide for a full return of invested capital to stockholders.

Our fixed operating expenses, including property operating expenses and expenses related to operating as a public reporting company, relative to our gross income is disproportionately large due to the size of our portfolio.  As a result, the Company historically has been unable to cover its distribution payments to stockholders from operating cash flows.  A smaller portfolio increases the likelihood that any single property’s poor performance would materially affect our overall investment performance and the value of our stockholders’ investment.

We have incurred net losses on a U.S. GAAP basis for the period from January 1, 2018 through December 18, 2018 and for the years ended December 31, 2017 and 2016.

We have incurred net losses on a U.S. GAAP basis for the period from January 1, 2018 through December 18, 2018 and for the years ended December 31, 2017 and 2016 of $2.4 million, $3.1 million and $2.3 million, respectively. Our losses can be attributed, in part, to property operating, interest, general and administrative expenses, and non-cash charges for depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Because no established public trading market for our shares exists and because we have terminated our SRP, our stockholders may not realize the cash value of their shares until we complete our liquidation pursuant to the Plan of Liquidation.

There is no established public trading market for our shares and no assurance that one may develop. This may inhibit the transferability of our shares.  In addition, our charter limits any person or group from owning or controlling more than 9.8% in value of our outstanding stock, or 9.8% in value or in number (whichever is more restrictive) of our aggregate outstanding shares of common stock, without the prior approval of our board. Moreover, we have terminated our SRP.

Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to the price for which they acquired the shares.

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our remaining real estate properties and the amount of any additional liquidating distributions we pay to our stockholders.

A volatile and challenging global macro-economic environment may interfere with the implementation of the Plan of Liquidation and reduce the amount of net proceeds from liquidation and therefore, reduce the amount of any additional liquidating distributions we pay to our stockholders. Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our remaining real estate properties. Furthermore, a decline in economic conditions could negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining real estate values.

These factors could decrease the overall value of our stockholders’ investment and the amount of any additional liquidating distributions we pay to our stockholders.

The failure of any bank in which we deposit our funds would reduce the amount of cash we have available to fund operations, pay distributions or invest in real estate assets.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank for interest-bearing accounts. At December 31, 2018, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited our funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to distribute to our stockholders.

We rely on IREIC and its affiliates and subsidiaries to operate our business and implement the Plan of Liquidation. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our ability to manage our operations and implement the Plan of Liquidation.

We depend on IREIC and its affiliates and subsidiaries to operate our business and implement the Plan of Liquidation. IREIC owns and controls our Business Manager and Real Estate Manager through subsidiaries. IREIC has sponsored numerous public and private programs and through its affiliates or subsidiaries has provided offering, asset, property and other management and ancillary services to these entities. From time to time, IREIC or the applicable affiliate or subsidiary has waived fees or made capital contributions to support these public or private programs. IREIC or its applicable affiliates or subsidiaries may waive fees or make capital contributions in the future. Further, IREIC and its affiliates or subsidiaries may from time to time be parties to litigation or other claims arising from sponsoring these entities or providing these services. As such, IREIC and these other entities may incur costs, liabilities or other expenses arising from litigation or claims that are either not reimbursable or not covered by insurance. Future waivers of fees, additional capital contributions or costs, liabilities or other expenses arising from litigation or claims could have a material adverse effect on IREIC’s financial condition and ability to fund our Business Manager or Real Estate Manager to the extent necessary.

As an “emerging growth company,” we are permitted to rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. We will remain an emerging growth company until the earliest of: (1) December 31, 2020; (2) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (4) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act. For so long as we remain an emerging growth company, we will not be required to:

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

Investments in real estate assets are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold. Investments in real estate assets also are subject to adverse changes in general economic conditions which, for example, reduce the demand for rental of multi-family units.

Among the factors that could impact the performance of our remaining real estate assets are:

•	local conditions such as an oversupply of multi-family units or reduced demand for properties of the type that we acquire;
•	inability to collect rent from tenants;
•	vacancies or inability to rent units on favorable terms;
•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;
•	deflation which could reduce the value of our remaining assets;
•	adverse changes in the federal, state or local laws and regulations applicable to us;
•	the relative illiquidity of real estate investments;
•	changing market demographics;
•	an inability to acquire and finance real estate assets on favorable terms, if at all;
•	acts of God, such as earthquakes, floods or other uninsured losses; and
•	changes or increases in interest rates and availability of financing.

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases. Any of the above factors, or a combination thereof, could result in a decrease in the value of our remaining real estate properties, which would have an adverse effect on our operations and reduce the amount of any additional liquidating distributions we pay to our stockholders.

We may be unable to renew leases as leases expire.

We may not be able to lease multi-family units which are vacant or become vacant because a tenant decides not to renew its lease. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and net assets in liquidation will be adversely affected. Our occupancy levels and lease terms may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multi-family and single family housing, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multi-family rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low interest mortgages for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond our control. In addition, various state and local municipalities are considering and may continue to consider rent control legislation or take other actions which could limit our ability to raise rents. Finally, the federal government’s policies, many of which may encourage home ownership, can increase competition and possibly limit our ability to raise rents.

Increased competition and increased affordability of residential homes could limit our ability to retain tenants, lease multi-family homes or increase or maintain rents.

The multi-family sector is highly competitive. This competition could reduce occupancy levels and revenues at our remaining multi-family communities, which would adversely affect our operations and our net assets in liquidation. We face competition from many sources. We face competition from other multi-family communities both in the immediate vicinity and in the larger geographic market where our multi-family communities are located. These competitors may have greater experience and financial resources than us giving them an advantage in attracting tenants to their properties. For example, our competitors may be willing to offer multi-family homes at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our property. Overbuilding of multi-family communities may also occur. If so, this will increase the number of multi-family homes available and may decrease occupancy and multi-family rental rates. In addition, increases in operating costs due to inflation may not be offset by increased multi-family rental rates. Furthermore, multi-family communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including owner occupied single- and multi-family homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes available to rent or buy caused by low mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease multi-family homes and increase or maintain rental rates.

Our remaining multi-family assets may not achieve anticipated results.

Our remaining multi-family properties may not achieve anticipated results because:

•	We fail to achieve expected occupancy and rental rates; and
•	We are unable to successfully integrate acquired properties and operations.

We may experience increased costs to own and maintain our properties.

We may experience increased costs associated with capital improvements and routine property maintenance, such as repairs to the foundation, exterior walls, and rooftops of our properties. Any increases in the expenses we incur to own and maintain our properties would reduce our cash flow and ability to pay additional liquidating distributions.

We depend on tenants for our revenue, and therefore, our revenue and our ability to make additional liquidating distributions to our stockholders is partially dependent upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. A substantial number of non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make any additional liquidating distributions to our stockholders.

The underlying value of our remaining properties and the amount of any additional liquidating distributions we pay to our stockholders depend upon the ability of the tenants of our remaining properties to generate enough income to pay their rents in a timely manner, and the success of our remaining real estate properties depends upon the occupancy levels, rental income and operating expenses of those properties and our Company. Tenants’ inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our tenants’ ability to make rental payments. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing the affected units. We may be unable to re-lease the affected units for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of any additional liquidating distributions we make to stockholders and the value of our stockholders’ investment to decline.

Operating expenses may increase in the future and to the extent these increases cannot be passed on to our tenants in the form of rent increases, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance, are not fixed and may increase in the future. Any increases would cause our cash flow and our operating results to decrease, which could have a material adverse effect on our ability to pay any additional liquidating distributions.

Uninsured losses or premiums for insurance coverage may adversely affect the amount of any additional liquidating distributions we pay to our stockholders.

The nature of the activities at certain properties may expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or that may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to refinance our remaining properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot provide any assurance that we will have adequate coverage for these losses. In the event that any of our remaining properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have very limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would reduce the amount of any additional liquidating distributions we pay to our stockholders

The costs of complying with environmental laws and other governmental laws and regulations may adversely affect us.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. We also are required to comply with various local, state and federal fire, health, life-safety and similar regulations. Some of these laws and regulations may impose joint and several liability on owners or operators for the costs of investigating or remediating contaminated properties. These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of removing or remediating could be substantial. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property.

Environmental laws and regulations also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures by us. Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. These requirements could increase the costs of maintaining or improving our remaining properties.

We may incur significant costs to comply with the Americans With Disabilities Act or similar laws.

Our remaining properties are subject to the Americans With Disabilities Act of 1990, as amended, which we refer to as the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.

The requirements of the Disabilities Act or the Fair Housing Amendments Act, or FHAA, could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may incur significant costs to comply with these laws.

Risks Associated with Debt Financing

We incurred mortgage indebtedness which reduces the funds available for any additional liquidating distributions and increases the risk of loss since defaults may cause us to lose the properties securing the loans.

We acquired our properties by financing a portion of the price of the properties and mortgaging the properties purchased as security for that debt. We may also borrow money for other purposes to, among other things, satisfy the requirement that we make aggregate annual distributions (other than capital gain dividends) to our stockholders of at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we continue to qualify as a REIT. We, however, can give our stockholders no assurance that we will be able to obtain these borrowings on satisfactory terms. Payments required on any amounts we borrow reduce the funds available for any additional distributions to our stockholders because cash is used to pay principal and interest on this debt.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt secured by a property, then the amount of any additional liquidating distributions we pay to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For U.S. federal income tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure but would not receive any cash proceeds. We have given and may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so.

High mortgage rates may make it difficult for us to refinance our remaining real estate properties.

If we are unable to borrow money at favorable rates, we may be unable to refinance existing loans at maturity. Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for any additional liquidating distributions to our stockholders.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for any additional liquidating distributions to our stockholders.

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

We do not have any employees and rely on persons performing services for our Business Manager and Real Estate Manager and their affiliates to manage our day-to-day operations. Some of these persons also provide services to one or more investment programs currently sponsored by IREIC. These individuals face competing demands for their time and service, and are required to allocate their time among our business and assets and the business and assets of IREIC, its affiliates and the other programs formed and organized by IREIC. Certain of these individuals have fiduciary duties to both us and our stockholders. If these persons are unable to devote sufficient time or resources to our business due to the competing demands of the other programs, they may violate their fiduciary duties to us and our stockholders, which could harm the implementation of the Plan of Liquidation.

IREIC and its affiliates, including the Business Manager and the Real Estate Manager, and our directors and executive officers face conflicts of interest caused by their compensation or other arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

IREIC and its affiliates, including the Business Manager and the Real Estate Manager, and our directors and executive officers, including all of our executive officers and two of our directors in their capacities as executives of the Business Manager and certain of its affiliates, face conflicts of interest caused by their compensation or other arrangements with us, including the following existing relationships:

•

The Business Manager is entitled to receive business management fees based on the aggregate book value, including acquired intangibles, of our invested assets, and may receive reimbursement of expenses in connection with the implementation of the Plan of Liquidation;

•	The Real Estate Manager is entitled to receive fees, based on gross income from properties under management, and reimbursements under a property management agreement;
•

The special limited partner, a wholly owned subsidiary of IREIC, is entitled to receive subordinated incentive distributions equal to 15% of the amount remaining after our stockholders receive a return of their capital contributions plus an annual 6% cumulative, pre-tax, non-compounded return on the capital contributions;

•

Affiliates of the Business Manager and Real Estate Manager, including the service providers, are also entitled to reimbursements for any expenses that they pay or incur on our behalf in providing services to us;

•

IREIC and its affiliates are entitled to repayment of amounts owed to these parties, including non-interest bearing advances and unpaid offering costs and business management fees, advanced property operating expenses and acquisition and mortgage financing fees incurred prior to August 8, 2016 that remain unpaid; and

•

All unvested restricted shares of common stock issued under the Company’s employee and director incentive restricted share plan, including 1,791 unvested restricted shares held by our independent directors in the aggregate, vested upon the approval of the Plan of Liquidation.

These compensation or other arrangements may cause these entities to take or not take certain actions. Among other matters, these compensation arrangements could affect their judgment with respect to: (1) the continuation, renewal or enforcement of agreements with the Business Manager and its affiliates, including the business management agreement and (2) sales of our remaining real estate properties.

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

Risks Related to Our Corporate Structure

Because we conduct all of our operations through the operating partnership, we depend on it and its subsidiaries for cash flow and we are structurally subordinated in right of payment to the obligations of the operating partnership and its subsidiaries.

Because we conduct all of our operations through the operating partnership, we derive cash to pay distributions from the operating partnership and its subsidiaries. We cannot assure our stockholders that the operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make any additional liquidating distributions to our stockholders. Each of the operating partnership’s subsidiaries is and will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Any claim our stockholders may have against us is structurally subordinated to all existing and future liabilities and obligations of the operating partnership and its subsidiaries. Therefore, in connection with implementing the Plan of Liquidation or in the event of our bankruptcy, liquidation or reorganization, our assets and those of the operating partnership and its subsidiaries will be able to satisfy our stockholders’ claims only after all of our and the operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Internal Revenue Code (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We also may be subject to state and local taxes on our income, property or net worth, including franchise, payroll and transfer taxes, either directly or at the level of the operating partnership or at the level of the other companies through which we may indirectly own assets, such as taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

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

Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. In addition, the Internal Revenue Code imposes a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

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

If the IRS were to successfully challenge the status of the operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

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

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we elected and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax (as well as any applicable state and local corporate tax) on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our communities include garden-style apartments generally defined as properties with multiple one to three story buildings in landscaped settings.

The table below presents a summary of our multi-family communities at December 31, 2018.

Community	Location	Total Number of Residential Units	Average Rental Rate per Residential Unit (a)	2018 Residential Average Occupancy	Leased Residential Units	Purchase Price	Debt Balance	Interest Rate
The Retreat at Market Square	Frederick, MD	206	$1,577	94.3%	203	$45,727,557	$27,450,000	3.64%
Verandas at Mitylene	Montgomery, AL	332	916	93.2%	307	36,651,566	21,930,000	3.88%
	Total	538	$1,180	93.6%	510	$82,379,123	$49,380,000	3.75%

(a)	Average rental rate per residential unit is for the last month of the period presented.

Item 3. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange.

On February 5, 2019, our board of directors approved the Estimated Per Share NAV as of February 1, 2019 equal to $16.06 per share based on 2,183,727 shares of Class A common stock outstanding on a fully diluted basis as of February 1, 2019. To assist our board of directors in establishing the Estimated Per Share NAV, the Business Manager conducted an analysis, under which the Business Manager prepared an estimate of the total cash that may be distributed to our stockholders as liquidating distributions (the “Liquidating Distributions Estimate”), taking into account both the Company’s obligation to repay outstanding debt and the estimated costs of liquidating which includes transaction costs related to the sale of the real estate assets and the costs of continuing to operate the Company while it winds up operations (the “Valuation Analysis”). Based on the Valuation Analysis, the Business Manager estimated that the Liquidating Distributions Estimate is approximately $20.59 per Class A Share.

The Business Manager provided the Valuation Analysis to our board of directors. Our board reviewed the Valuation Analysis and considered the material assumptions relating thereto in order to determine the Estimated Per Share NAV. Our board determined the Estimated Per Share NAV by taking the Liquidating Distributions Estimate of $20.59 and reducing it by the Initial Liquidating Distribution of $4.53 per share.

Our net assets in liquidation value per Class A Share as of December 31, 2018 was $20.59. There can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to our stockholders pursuant to the Plan of Liquidation. This amount may vary from the Estimated Per Share NAV and the net assets in liquidation value per Class A Share. See “Item 1A. Risk Factors - Risks Related to the Plan of Liquidation - Both the Estimated Per Share NAV and net assets in liquidation value per Class A Share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive.” During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution to our stockholders.

Stockholders

All outstanding Class T Shares and Class T-3 Shares were converted to Class A Shares on January 23, 2019.  On March 19, 2019, we had 1,168 stockholders of record for Class A Shares.

Distributions

Cash distributions

In contemplation of the Plan of Liquidation, our board of directors determined that we will cease declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of October 2018.  During the year ended December 31, 2018, we paid cash distributions based on a daily record date, payable the following month. During the years ended December 31, 2018, 2017 and 2016, we declared cash distributions totaling $2,154,351, $2,137,475 and $1,008,178, respectively, and paid $2,368,208, $2,060,823 and $894,709, respectively. From January 1, 2018 through February 28, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002768493 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. From March 1 through March 31, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758488 per Class T Share and $0.003323017 per Class T-3 Share, based on a 365-day period. From April 1, 2018 through October 31, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758356 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. Distributions declared for 2017 were in an amount equal to $0.003424658 per day per Class A Share and $0.002768493 per day per Class T Share, based on a 365-day period. Distributions on Class T-3 Shares were declared beginning March 2017 and were in an amount equal to $0.003306849 per day per Class T-3 Share, based on a 365-day period. Distributions declared for 2016 were in an amount equal to $0.003415301 per day per Class A Share and $0.002760929 per day per Class T Share, based on a 366-day period.

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

The following table shows the sources for the payment of cash distributions to common stockholders for the period from January 1, 2018 through December 18, 2018 and the year ended December 31, 2017:

	For the period from January 1, 2018 through December 18, 2018		Year Ended December 31, 2017
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$1,398,093		$971,924
Distributions reinvested through the DRP	$970,115		$1,088,899
Total distributions	$2,368,208		$2,060,823
Source of distribution coverage:
Cash flows provided by operating activities	$2,368,208	100%	$590,810	29%
Proceeds from issuances of common stock	$—	0%	$1,470,013	71%
Total source of distribution coverage	$2,368,208	100%	$2,060,823	100%
Cash flows provided by operating activities (U.S. GAAP basis)	$2,494,540		$590,810
Net loss (in accordance with U.S. GAAP) (1)	$(2,355,171)		$(3,138,952)
(1)	For the year ended December 31, 2017, net loss includes acquisition related costs of $89,203.

The following table compares cumulative cash distributions paid to cumulative net loss (in accordance with U.S. GAAP) for the period from December 19, 2013 (date of inception) through December 18, 2018:

For the Period from December 19, 2013 (Date of Inception) to December 18, 2018
Distributions paid:
Common stockholders in cash	$2,838,489
Common stockholders reinvested through the DRP	2,498,934
Total distributions paid	$5,337,423
Reconciliation of net loss:
Revenues	$22,326,146
Acquisition and transaction related	(1,366,432)
Depreciation and amortization	(9,691,923)
Other operating expenses	(15,534,976)
Other non-operating expenses	(6,211,980)
Net loss (in accordance with U.S. GAAP) (1)	$(10,479,165)
Cash flows provided by operating activities	$1,787,012
(1)	Net loss as defined by U.S. GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Share Repurchase Program

In contemplation of the Plan of Liquidation, which was still pending at that time, on September 17, 2018, our board of directors determined to terminate the SRP. Therefore, we did not make any repurchases of common stock pursuant to our SRP or otherwise during the three months ended December 31, 2018.

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

During the period from January 1, 2018 through December 18, 2018, we repurchased 20,928 Class A Shares, 4,533 Class T Shares and 829 Class T-3 Shares under the SRP.  Beginning in July 2017, we repurchased 6,432 Class A Shares and 1,555 Class T Shares under the SRP for the year ended December 31, 2017. During the year ended December 31, 2016, there were no shares repurchased under the SRP. Our SRP was announced on February 17, 2015.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 2018	—	—	$—	$—	—	106,328
February 2018	—	—	$—	—	—	106,328
March 2018	220	220	$23.35	5,146	220	106,108
April 2018	11,552	11,552	$22.42	258,934	11,552	94,556
May 2018	4,263	4,263	$22.46	95,781	4,263	90,293
June 2018	—	—	$—	—	—	90,293
July 2018	5,243	5,243	$23.01	120,633	5,243	85,050
August 2018	5,012	5,012	$22.44	112,439	5,012	80,038
September 2018	—	—	$—	—	—	80,038
October 2018	—	—	$—	—	—	80,038
November 2018	—	—	$—	—	—	80,038
December 2018	—	—	$—	—	—	80,038
Total	26,290	26,290	$22.55	$592,933	26,290
(1)	The SRP terminated on September 17, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plan, reference is made to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is included in this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. Balance sheet data as of December 31, 2018 is not presented as the Liquidation Basis of Accounting requires our assets to be stated at the amount of consideration the entity expects to collect, and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled. This information is presented in the consolidated statement of net assets presented in our consolidated financial statements in Item 8.

This selected data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report.

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Balance Sheet Data:
Total assets	$107,984,288	$52,882,963	$50,887,071	$2,867,123
Mortgages and note payable, net	$66,396,156	$27,447,459	$45,646,954	$—

	For the period from January 1, 2018 to December 18,	For the year ended December 31,
	2018	2017	2016	2015	2014
Total income	$10,122,892	$7,310,410	$3,925,373	$967,471	$—
Net loss	$(2,355,171)	$(3,138,952)	$(2,307,419)	$(2,492,602)	$(154,710)
Net loss per common share, basic and diluted (a)	$(1.09)	$(1.76)	$(2.80)	$(48.07)	$(19.34)
Distributions paid to common stockholders	$1,398,093	$971,924	$456,246	$12,226	$—
Distributions declared to common stockholders (b)	$2,154,351	$2,137,475	$1,008,178	$37,421	$—
Cash flows provided by (used in) operating activities	$2,494,540	$590,810	$(90,341)	$(1,205,484)	$(2,513)
Cash flows used in investing activities	$(236,807)	$(59,459,599)	$(85,091)	$(45,901,562)	$—
Cash flows (used in) provided by financing activities	$(5,414,886)	$57,386,910	$3,932,902	$52,155,283	$(264,852)

(a)	The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the period ended.
(b)	Our board of directors declared annualized distributions through October 2018 of $1.25, $1.01 and $1.22 per Class A Share, Class T Share and Class T-3 Share (2017 and 2018 only), respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	There is no established public trading market for our shares which are, and will continue to be, illiquid;
•	Our board of directors may terminate or delay implementation of the Plan of Liquidation;
•

Although we anticipate selling all of our assets and completing our liquidation within five months after the December 18, 2018 stockholder approval of the Plan of Liquidation, we cannot guarantee the amount or exact timing of any additional liquidating distributions to our stockholders;

•

During September 2018, in contemplation of the Plan of Liquidation, which was still pending at that time, our board of directors determined that we will cease declaring and paying regular distributions to our stockholders after the previously-declared October distributions. There can be no assurance we will resume paying distributions, or at what rate;

•

Because our portfolio only consists of two properties, our fixed operating expenses constitute a greater percentage of our gross income and, as a result, may make it more difficult to generate sufficient income to provide for a full return of invested capital to stockholders;

•	We have incurred net losses on a U.S. GAAP basis for the period from January 1, 2018 through December 18, 2018 and for the years ended December 31, 2017 and 2016;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our remaining real estate properties and the amount of any additional liquidating distributions we pay to our stockholders;

•	We do not have employees and instead rely on our Business Manager and Real Estate Manager to manage our business and assets;
•	Persons performing services for our Business Manager and our Real Estate Manager are employed by our Sponsor or its affiliates and face competing demands for their time and service;
•	We do not have arm’s-length agreements with our Business Manager, Real Estate Manager or other affiliates of our Sponsor;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager;
•	We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•	There are limits on the ownership and transferability of our shares; and
•	If we fail to continue to qualify as a real estate investment trust, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the period from January 1, 2018 through December 18, 2018 and for the years ended December 31, 2017 and 2016.  Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

We commenced our Offering of Class A Shares and Class T Shares on February 17, 2015 and, effective February 2, 2017, we reallocated certain of the remaining shares offered in the Offering to offer Class T-3 Shares.  We ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018.  Excluding the DRP, the Company issued 1,401,711 Class A Shares, 390,230 Class T Shares and 255,666 Class T-3 Shares generating gross proceeds of approximately $49.6 million from the Offering.

Plan of Liquidation

On September 17, 2018, our board of directors approved the Plan of Liquidation, subject to the approval of our stockholders. On December 18, 2018, our stockholders approved the Plan of Liquidation. As a result of our stockholders' approval of the Plan of Liquidation, we adopted the Liquidation Basis of Accounting as of December 18, 2018.

Pursuant to the plan, we expect to, among other things:

•

sell or otherwise dispose of all or substantially all of our assets (including, without limitation, any assets held by the operating partnership and its and our subsidiaries) in exchange for cash or other assets that may be conveniently liquidated or distributed;

•	pay or provide for our liabilities and expenses, which may include establishing a reserve fund to pay contingent or unknown liabilities;
•

distribute our current cash and the remaining proceeds of the liquidation to stockholders after paying or providing for our liabilities and expenses, and take all necessary or advisable actions to wind up our affairs; and

•	wind up our operations and dissolve the Company, all in accordance with the Plan of Liquidation.

We anticipate selling all of our assets and completing our liquidation within five months after the December 18, 2018 stockholder approval of the Plan of Liquidation. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our remaining real estate properties. We expect to pay multiple liquidating distributions, including the Initial Liquidating Distribution, to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell our remaining real estate properties, pay all of our known liabilities and provide for unknown or contingent liabilities.

However, we can give no assurance regarding the timing of the sale of our remaining real estate properties in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for the properties, and the amount or timing of any additional liquidating distributions we pay to our stockholders. If we cannot sell our remaining real estate properties and pay our debts within twenty-four months from December 18, 2018, we intend to transfer and assign our remaining assets and liabilities to a liquidating trust and distribute beneficial interests in the liquidating trust to our stockholders equivalent to each stockholder’s ownership interests in the Company at that time.

In light of the Plan of Liquidation, our board of directors ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of October 2018. On January 23, 2019, pursuant to the provisions of our charter, all of our outstanding Class T Shares and Class T-3 Shares automatically converted to Class A Shares. On January 25, 2019, we paid an Initial Liquidating Distribution of $4.53 per Class A Share to our stockholders of record as of the close of business on January 25, 2019.

On February 5, 2019, our board of directors unanimously approved an Estimated Per Share NAV as of February 1, 2019 equal to $16.06 per Class A Share. The Estimated Per Share NAV represents an estimate, prepared by the Business Manager, of the total cash that may be available to distribute to our stockholders in one or more liquidating distributions pursuant to the Plan of Liquidation equal to approximately $20.59 per Class A Share, reduced by the Initial Liquidating Distribution. Our net assets in liquidation value per Class A Share as of December 31, 2018 was $20.59. There can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to our stockholders pursuant to the Plan of Liquidation. This amount may vary from the Estimated Per Share NAV and the net assets in liquidation value per Class A Share. See “Item 1A. Risk Factors - Risks Related to the Plan of Liquidation - Both the Estimated Per Share NAV and net assets in liquidation value per Class A Share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive.” During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our remaining properties
•	Interest & principal payments on mortgage loans	•	Proceeds from the sale of our remaining properties
•	Property operating expenses for our remaining properties
•	General and administrative expenses, including expenses in connection with the Plan of Liquidation
•	Liquidating distributions to stockholders
•	Non-transaction based fees payable to our Business Manager and Real Estate Manager
•	Capital expenditures
•	Liquidation costs
•	Payment to Sponsor and its affiliates of deferred advances and fees

We intend to use our cash on hand, proceeds from the sale of our remaining real estate properties and cash flow from operations generated by our remaining real estate properties as our primary sources of liquidity during liquidation. Cash flows from operations from our remaining real estate properties is primarily dependent upon the occupancy level of the properties, the rental rates on our leases, the collectability of rent and how well we manage our expenditures. As of March 1, 2019, we owned two real estate properties, which were 94.7% occupied in the aggregate and each of which was under contract to sell. We anticipate completing the sale of these properties during the first or second quarter of 2019. However, we can give no assurance regarding the timing of the sale of our remaining real estate properties in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for the properties, and the amount or timing of any additional liquidating distributions we pay to our stockholders. We believe that potential net proceeds from the sale of our remaining real estate properties, cash flow from operations and cash on hand will be sufficient to meet our liquidity needs during our liquidation. Following the completion of the sale or transfer of all of our assets in accordance with the Plan of Liquidation, we will pay or provide for our liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders, wind up our operations and dissolve.

As of December 31, 2018 and 2017, we had total debt outstanding excluding unamortized debt issuance costs of approximately $49.4 million and $66.7 million, respectively, which bore interest at a weighted average interest rate of 3.75% and 3.82% per annum, respectively.  As of December 31, 2018 and 2017, our borrowings were 60% and 63%, respectively, of the purchase price of our investment properties.

The remaining outstanding balance of the note payable on December 31, 2017 of $3.5 million, was paid in January 2018. On December 20, 2018, at the closing of The Commons at Town Center, we received net proceeds of approximately $9.9 million representing the sale price of $24.6 million, net of closing costs, commissions, and certain prorations and adjustments, and the full repayment of $13.8 million in mortgage debt that encumbered the property. For information related to the maturities of our remaining debt, reference is made to Note 7 – “Mortgages and Note Payable, Net” which is included in our December 31, 2018 Notes to Consolidated Financial Statements in Item 8.

On September 17, 2018, our board of directors determined to terminate the Company’s DRP and SRP in contemplation of the Plan of Liquidation, which was still pending at that time.

Cash Flow Analysis

	For the period from January 1, 2018 through December 18,	For the year ended December 31,		Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net cash flows provided by (used in) operating activities	$2,494,540	$590,810	$(90,341)	$1,903,730	$681,151
Net cash flows used in investing activities	$(236,807)	$(59,459,599)	$(85,091)	$59,222,792	$(59,374,508)
Net cash flows (used in) provided by financing activities	$(5,414,886)	$57,386,910	$3,932,902	$(62,801,796)	$53,454,008

Operating activities

Cash provided by operating activities increased $1.9 million during 2018 compared to 2017 due to having a full year of operations for two residential properties in 2018. Cash provided by operating activities increased $0.7 million during 2017 compared to 2016 primarily due to payments made in 2016 related to our 2015 acquisition and cash generated from property operations from our 2015 acquisition.

Investing activities

	For the period from January 1, 2018 through December 18,	For the year ended December 31,		Change
	2018	2017	2016	2017 vs. 2016	2016 vs. 2015
Purchases of real estate	$—	$(59,309,923)	$—	$59,309,923	$(59,309,923)
Capital expenditures	$(236,807)	$(149,676)	$(85,091)	$(87,131)	$(64,585)
Net cash flows used in investing activities	$(236,807)	$(59,459,599)	$(85,091)	$59,222,792	$(59,374,508)

We used less cash in our investing activities during 2018 and 2016 compared to 2017 primarily due to the acquisition of Commons at Town Center and Verandas at Mitylene in 2017.

Financing activities

	For the period from January 1, 2018 through December 18,	For the year ended December 31,		Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Proceeds from offering net of offering costs	76,140	14,117,484	22,691,439	$(14,041,344)	$(8,573,955)
Reimbursement of offering costs	—	6,500,000	—	$(6,500,000)	$6,500,000
Distributions paid	(1,398,093)	(971,924)	(456,246)	$(426,169)	$(515,678)
Advances from (payments to) sponsor	—	(1,000,000)	—	$1,000,000	$(1,000,000)
Shares repurchased	(592,933)	(173,558)	—	$(419,375)	$(173,558)
Total changes related to debt	(3,500,000)	39,230,000	(18,300,000)	$(42,730,000)	$57,530,000
Other	—	(315,092)	(2,291)	$315,092	$(312,801)
Net cash (used in) provided by financing activities	$(5,414,886)	$57,386,910	$3,932,902	$(62,801,796)	$53,454,008

Cash provided by financing activities decreased in 2018 primarily due to the conclusion of our Offering on January 3, 2018 and no acquisitions in 2018 that would have necessitated new funding.

Sales Pursuant to the Plan of Liquidation

On December 20, 2018, we sold “The Commons at Town Center” for a sale price of $24.6 million. At the closing, we received net proceeds of approximately $9.9 million representing the sale price of $24.6 million, net of closing costs, commissions, and certain prorations and adjustments, and the full repayment of $13.8 million in mortgage debt that encumbered the property.

On December 21, 2018 we entered into a contract to sell “The Verandas at Mitylene” for a sale price of approximately $40.5 million minus the principal amount outstanding on an approximately $21.9 million mortgage loan to be assumed by the buyer, closing costs, commissions, and certain prorations and adjustments. Sale of the property is subject to certain conditions, including the lender’s approval of the buyer’s assumption of the mortgage loan.

On February 12, 2019, we entered into a contract to sell “The Retreat at Market Square” for a sale price of approximately $47.0 million excluding closing costs, commissions, and certain prorations and adjustments. Sale of the property is subject to certain conditions.

Distributions

Subsequent to our payment of the October 2018 monthly distribution, we ceased paying regular monthly distributions. We do not expect to pay regular distributions during the liquidation process. On January 25, 2019, we paid an Initial Liquidating Distribution of $4.53 per Class A Share to our stockholders of record as of the close of business on January 25, 2019. The Initial Liquidating Distribution was funded from the net proceeds of the sale of “The Commons at Town Center.”

A summary of the cash distributions declared and paid, and cash flows provided by operations for the period from January 1, 2018 through December 18, 2018 and the years ended December 31, 2017 and 2016 is as follows:

	For the period from January 1, 2018 through December 18,	December 31,
	2018	2017	2016

Total cash distributions declared (a)	$2,154,351	$2,137,475	$1,008,178

Total cash distributions paid (b)	$2,368,208	$2,060,823	$894,709
Cash distributions paid	1,398,093	971,924	456,246
Distributions reinvested via DRP	970,115	1,088,899	438,463

Cash flow provided by (used in) operations	$2,494,540	$590,810	$(90,341)
Net offering proceeds (c)	$76,140	$14,117,484	$22,691,439

(a)

Our board of directors declared annualized distributions through October 2018 of $1.25, $1.01 and $1.21 per share for Class A Shares, Class T Shares and Class T-3 Shares (2017 and 2018 only), respectively. For the period from January 1, 2018 through December 18, 2018 and the years ended December 31, 2017 and 2016, the distributions declared per Class T Share are less than the distributions declared per Class A Share by an amount equal to the distribution and stockholder servicing fee paid per Class T Share of $0.24. For the period from January 1, 2018 through December 18, 2018 and the year ended December 31, 2017, the distributions declared per Class T-3 Share are less than the distributions declared per Class A Share by an amount equal to 0.04, which represents a portion of the distribution and stockholder servicing fee. The remaining distribution and stockholder servicing fee per Class T-3 Share of approximately $0.20 impacted the estimated value per share of the Class T-3 Shares.

(b)

100% of total cash distributions paid for the period from January 1, 2018 through December 18, 2018 were paid from cash flow provided by operations. Approximately 71.0% and 90.5% of total cash distributions paid for the years ended December 31, 2017 and 2016, respectively, were paid from the net proceeds of our Offering and DRP.

(c)	The Offering commenced on February 17, 2015 and terminated on January 3, 2018.

Results of Operations

These sections describe and compare our results of operations for the period from January 1, 2018 through December 18, 2018 and the years ended December 31, 2017 and 2016.

Comparison of the period from January 1, 2018 through December 18, 2018 and the year ended December 31, 2017

	For the period from January 1, 2018 through December 18,	For the year ended December 31,
	2018	2017	Change
Rental income	$9,006,061	$6,557,908	$2,448,153
Other property income	1,116,831	752,502	364,329
Total income	$10,122,892	$7,310,410	$2,812,482

Property operating expenses	$3,161,594	$2,248,704	$912,890
Real estate tax expense	1,126,152	764,884	361,268
Total property operating expenses	$4,287,746	$3,013,588	$1,274,158

Property net operating income	$5,835,146	$4,296,822	$1,538,324

General and administrative expenses	(1,473,512)	(1,397,780)	(75,732)
Acquisition related costs	—	(89,203)	89,203
Business management fee	(605,378)	(476,842)	(128,536)
Depreciation and amortization	(3,785,879)	(3,461,439)	(324,440)
Interest expense	(2,352,385)	(2,045,389)	(306,996)
Interest and other income	26,837	34,879	(8,042)
Net loss	$(2,355,171)	$(3,138,952)	$783,781

Net loss.  Net loss was $2,355,171 and $3,138,952 for the period from January 1, 2018 through December 18, 2018 and the year ended December 31, 2017, respectively.

Total property net operating income.  Total property net operating income increased $1,538,324 in 2018 compared to 2017.  The increase is due to two properties purchased in 2017.

General and administrative expenses. General and administrative expenses increased $75,732 in 2018 compared to 2017 primarily due to the growth in our portfolio.

Acquisition related costs. Acquisition related expenses decreased $89,203 in 2018 compared to 2017. The decrease is attributed to the fact that we had no acquisitions in 2018.

Business management fee. Business management fees increased $128,536 in 2018 compared to 2017 primarily due to the acquisition of two properties which increased assets under management.

Depreciation and amortization. Depreciation and amortization increased $324,440 in 2018 as compared to 2017. This increase is due to acquisitions during 2017.

Interest expense. Interest expense increased $306,996 in 2018 compared to 2017. The increase is due to borrowings to fund acquisitions in 2017.

Interest and other income. Interest and other income decreased $8,042 primarily due to lower cash balances in 2018 compared to 2017.

Comparison of the year ended December 31, 2017 and 2016

	Total
	For the year ended December 31,
	2017	2016	Change
Rental income	$6,557,908	$3,570,084	$2,987,824
Other property income	752,502	355,289	397,213
Total income	$7,310,410	$3,925,373	$3,385,037

Property operating expenses	$2,248,704	$1,181,819	$1,066,885
Real estate tax expense	764,884	353,212	411,672
Total property operating expenses	$3,013,588	$1,535,031	$1,478,557

Property net operating income	$4,296,822	$2,390,342	$1,906,480

General and administrative expenses	(1,397,780)	(1,196,519)	(201,261)
Acquisition related costs	(89,203)	(29,607)	(59,596)
Business management fee	(476,842)	(274,540)	(202,302)
Depreciation and amortization	(3,461,439)	(1,822,246)	(1,639,193)
Interest expense	(2,045,389)	(1,379,761)	(665,628)
Interest and other income	34,879	4,912	29,967
Net loss	$(3,138,952)	$(2,307,419)	$(831,533)

Net loss.  Net loss was $3,138,952 and $2,307,419 for the year ended December 31, 2017 and 2016, respectively.

Total property net operating income.  Total property net operating income increased $1,906,480. The increase is due to increased property income due to increased occupancy and market rents.

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

Critical Accounting Policies

Our accounting policies have been established to conform to U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2018 Notes to Consolidated Financial Statements in Item 8. We have identified Impairment of Investment Properties, Distribution and Stockholder Servicing Fee and Revenue Recognition as critical accounting policies.

We consider these policies to be critical because they require our management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Subsequent to the adoption of the Liquidation Basis of Accounting, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets.

Impairment of Investment Properties

Prior to the transition to Liquidation Basis of Accounting, we assessed the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicated that the carrying amounts of these assets may not have been fully recoverable. If it was determined that the carrying value was not recoverable because the undiscounted cash flows did not exceed the carrying value, we would have been required to record an impairment loss to the extent that the carrying value exceeded fair value. The valuation and possible subsequent impairment of investment properties would have been a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about uncertain factors, as well as the economic condition of the property at a particular point in time.

Distribution and Stockholder Servicing Fee

Prior to November 1, 2018, the Company paid a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of its estimated value per share) for each Class T Share and Class T-3 Share sold in its Offering. The aggregate amount of underwriting compensation for Class T Shares and Class T-3 Shares including the distribution and stockholder servicing fee could not exceed FINRA’s 10% cap on underwriting compensation. The fee was on-going and was not paid at the time of purchase and was paid monthly in arrears. Beginning in 2016, the Company accounted for the fee as a charge to equity at the time each Class T Share and Class T-3 Share was sold in the Offering and recorded a corresponding payable in due to related parties. Prior to January 1, 2016, the Company adopted original industry accounting guidance which accounted for this fee as a charge to equity on a periodic basis as it became contractually due and payable, in the application of accounting for the distribution and stockholder servicing fee.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less. Prior to the transition to Liquidation Basis of Accounting, rental revenues from residential leases were recognized on the straight-line method over the approximate life of the leases, which was generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2018 Notes to Consolidated Financial Statements in Item 8.

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

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2018. We present our current obligations below, but we expect all of our debt will be assumed or repaid by April 30, 2019 once we sell our remaining properties.

	Payments due by period
	2019	2020	2021	2022	2023	Thereafter	Total
Principal payments on debt	$—	$—	$124,063	$505,081	$26,820,856	$21,930,000	$49,380,000
Interest payments on debt	1,875,759	1,880,898	1,875,380	1,862,636	1,600,898	3,164,816	12,260,387
Total	$1,875,759	$1,880,898	$1,999,443	$2,367,717	$28,421,754	$25,094,816	$61,640,387

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our December 31, 2018 Notes to Consolidated Financial Statements in Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2018, we had outstanding debt of $49.4 million, bearing interest rates ranging from 3.64% to 3.88% per annum. The weighted average interest rate was 3.75%. As of December 31, 2018, the weighted average years to maturity for our mortgages was approximately 6.7 years.

As of December 31, 2018 and 2017, we do not have any variable rate debt. As of December 31, 2018, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $49.4 million and a fair value of $49.4 million. As of December 31, 2017, our fixed-rate debt consisted of secured mortgage financing with a carrying value of $66.7 million and a fair value of $65.3 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  With regard to any variable rate financing, our Business Manager will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager will maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on stockholder investments may be reduced.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INDEX

Item 8.  Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	37

Financial Statements:

Consolidated Statement of Net Assets (Liquidation Basis) at December 31, 2018	38

Consolidated Balance Sheet (Going Concern Basis) at December 31, 2017	39

Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the period from December 18, 2018 through December 31, 2018	40

Consolidated Statements of Operations (Going Concern Basis) for the period from January 1, 2018 through December 18, 2018 and for the years ended December 31, 2017 and 2016	41

Consolidated Statements of Equity (Deficit) (Going Concern Basis) for the period from January 1, 2018 through December 18, 2018 and for the years ended December 31, 2017 and 2016	42

Consolidated Statements of Cash Flows (Going Concern Basis) for the period from January 1, 2018 through December 18, 2018 and for the years ended December 31, 2017 and 2016	43

Notes to Consolidated Financial Statements	45

Real Estate and Accumulated Depreciation (Schedule III)	58

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Inland Residential Properties Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of net assets in liquidation of Inland Residential Properties Trust, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statement of changes in net assets for the period December 18, 2018 to December 31, 2018, the consolidated balance sheet as of December 31, 2017, and the related consolidated statements of operations, equity (deficit), and cash flows for the period January 1, 2018 through December 18, 2018 and each of the years in the two year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2017, the results of its operations and its cash flows for the period from January 1, 2018 to December 18, 2018, its net assets in liquidation as of December 31, 2018, and the changes in its net assets in liquidation for the period from December 18, 2018 to December 31, 2018, in conformity with U.S. generally accepted accounting principles applied on the bases described below.

Liquidation Basis of Accounting

As described in note 1 to the financial statements, the stockholders of the Company approved a plan of liquidation on December 18, 2018, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to December 18, 2018 from the going-concern basis to a liquidation basis.

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

Chicago, Illinois

March 29, 2019

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

December 31, 2018
ASSETS
Real estate investments at fair value	$87,000,000
Cash	14,226,863
Total assets	101,226,863

LIABILITIES
Mortgages payable	$49,380,000
Due to related parties	5,256,839
Transaction costs payable	1,245,970
Liabilities for estimated costs in excess of estimated receipts during liquidation	373,261
Total liabilities	56,256,070

Commitments and contingencies

Net assets in liquidation	$44,970,793

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

December 31, 2017
ASSETS
Real estate:
Land	$9,845,410
Building and other improvements	93,980,734
Total real estate	103,826,144
Less accumulated depreciation	(4,391,774)
Net real estate	99,434,370
Cash and cash equivalents	7,556,763
Accounts and rents receivable, net	72,576
Acquired-in place lease intangibles, net	335,674
Other assets	584,905
Total assets	$107,984,288

LIABILITIES AND EQUITY
Liabilities:
Mortgages and note payable, net	$66,396,156
Accounts payable and accrued expenses	895,189
Distributions payable	213,859
Due to related parties	5,273,153
Other liabilities	212,105
Total liabilities	72,990,462

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none outstanding	—
Class A common stock, $.001 par value, 320,000,000 shares authorized, 1,488,912 shares and 1,479,155 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,479
Class T common stock, $.001 par value, 40,000,000 authorized, 409,687 shares and 404,069 shares issued and outstanding as of December 31, 2018 and 2017, respectively	404
Class T-3 common stock, $.001 par value, 40,000,000 shares authorized, 261,680 shares and 243,346 issued and outstanding as of December 31, 2018 and 2017, respectively	243
Additional paid in capital (net of offering costs of $4,867,250 and $8,268,768 as of December 31, 2018 and 2017, respectively)	47,049,832
Distributions and accumulated losses	(12,058,132)
Total stockholders’ equity	34,993,826
Total liabilities and stockholders’ equity	$107,984,288

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

Period from December 18, 2018 through December 31, 2018

Net Assets in Liquidation at beginning of period	$44,970,793
Changes in net assets in liquidation	—
Net Assets in Liquidation at end of period	$44,970,793

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

	Period from January 1, 2018
	through	Year ended December 31,
	December 18, 2018	2017	2016
Income:
Rental income	$9,006,061	$6,557,908	$3,570,084
Other property income	1,116,831	752,502	355,289
Total income	10,122,892	7,310,410	3,925,373

Expenses:
Property operating expenses	3,161,594	2,248,704	1,181,819
Real estate tax expense	1,126,152	764,884	353,212
General and administrative expenses	1,473,512	1,397,780	1,196,519
Acquisition related costs	-	89,203	29,607
Business management fee	605,378	476,842	274,540
Depreciation and amortization	3,785,879	3,461,439	1,822,246
Total expenses	10,152,515	8,438,852	4,857,943

Operating loss	(29,623)	(1,128,442)	(932,570)

Interest expense	(2,352,385)	(2,045,389)	(1,379,761)
Interest and other income	26,837	34,879	4,912

Net loss	$(2,355,171)	$(3,138,952)	$(2,307,419)

Net loss per common share, basic and diluted	$(1.09)	$(1.76)	$(2.80)

Weighted average number of common shares outstanding, basic and diluted	2,156,831	1,783,029	824,457

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Going Concern Basis)

							Additional	Distributions and
	Class A		Class T		Class T-3		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 31, 2015	274,481	274	15,157	15	—	—	2,398,277	(2,718,480)	(319,914)
Proceeds from the offering	800,942	801	266,034	266	—	—	26,151,925	—	26,152,992
Offering costs	—	—	—	—	—	—	(3,671,003)	—	(3,671,003)
Discount on shares to related parties	—	—	—	—	—	—	19,356	—	19,356
Issuance of shares from distribution reinvestment plan	16,370	17	2,179	2	—	—	438,444	—	438,463
Distributions declared	—	—	—	—	—	—	—	(1,008,178)	(1,008,178)
Stock dividends issued	6,864	7	913	1	—	—	193,747	(193,755)	—
Net loss	—	—	—	—	—	—	—	(2,307,419)	(2,307,419)
Equity based compensation	201	—	—	—	—	—	9,224	—	9,224
Balance at December 31, 2016	1,098,858	1,099	284,283	284	—	—	25,539,970	(6,227,832)	19,313,521
Proceeds from the offering	334,486	334	106,744	106	241,167	241	16,602,300	—	16,602,981
Offering costs, net	—	—	—	—	—	—	3,401,518	—	3,401,518
Discount on shares to related parties	—	—	—	—	—	—	24,530	—	24,530
Issuance of shares from distribution reinvestment plan	34,794	35	9,772	10	1,741	2	1,088,852	—	1,088,899
Shares repurchased	(6,432)	(6)	(1,556)	(1)	—	—	(173,551)	—	(173,558)
Distributions declared	—	—	—	—	—	—	—	(2,137,475)	(2,137,475)
Stock dividends issued	17,120	17	4,826	5	438	—	553,851	(553,873)	—
Net loss	—	—	—	—	—	—	—	(3,138,952)	(3,138,952)
Equity based compensation	329	—	—	—	—	—	12,362	—	12,362
Balance at December 31, 2017	1,479,155	$1,479	404,069	$404	243,346	$243	$47,049,832	$(12,058,132)	$34,993,826
Proceeds from the offering	—	—	2,296	2	14,499	15	404,983	—	405,000
Offering costs, net	—	—	—	—	—	—	(34,754)	—	(34,754)
Issuance of shares from distribution reinvestment plan	28,894	29	7,855	7	4,664	5	970,074	—	970,115
Shares repurchased	(20,928)	(21)	(4,533)	(3)	(829)	(1)	(592,908)	—	(592,933)
Distributions declared	—	—	—	—	—	—	—	(2,154,351)	(2,154,351)
Net loss	—	—	—	—	—	—	—	(2,355,171)	(2,355,171)
Equity based compensation	1,791	—	—	—	—	—	27,894	—	27,894
Balance at December 18, 2018	1,488,912	$1,487	409,687	$410	261,680	$262	$47,825,121	$(16,567,654)	$31,259,626

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

	Period from January 1, 2018
	through	Year ended December 31,
	December 18, 2018	2017	2016
Cash flows from operating activities:
Net loss	$(2,355,171)	$(3,138,952)	$(2,307,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,785,879	3,461,439	1,822,246
Amortization of debt issuance costs	32,762	33,789	102,796
Amortization of equity based compensation	27,894	12,361	9,224
Discount on shares issued to related parties	—	24,530	19,356
Changes in assets and liabilities:
Accounts payable and accrued expenses	3,373	293,914	(45,053)
Accounts and rents receivable	25,314	(74,024)	17,802
Due to related parties	542,613	27,652	266,454
Other liabilities	338,665	76,879	17,632
Other assets	93,211	(126,778)	6,621
Net cash flows provided by (used in) operating activities	2,494,540	590,810	(90,341)

Cash flows from investing activities:
Purchase of real estate	—	(59,309,923)	—
Capital expenditures	(236,807)	(149,676)	(85,091)
Net cash flows used in investing activities	(236,807)	(59,459,599)	(85,091)

Cash flows from financing activities:
Payment of mortgages and note payable	(3,500,000)	(5,700,000)	(18,300,000)
Proceeds from mortgages and note payable	—	44,930,000	—
Proceeds from offering	405,000	16,602,981	26,152,992
Payment of offering costs	(328,860)	(2,485,497)	(3,461,553)
Reimbursement of offering costs	—	6,500,000	—
Distributions paid	(1,398,093)	(971,924)	(456,246)
Shares repurchased	(592,933)	(173,558)	—
(Payments to) advances from sponsor	—	(1,000,000)	—
Payment of debt issuance costs	—	(315,092)	(2,291)
Net cash flows (used in) provided by financing activities	(5,414,886)	57,386,910	3,932,902

Net (decrease) increase in cash and cash equivalents	$(3,157,153)	$(1,481,879)	$3,757,470
Cash and cash equivalents at beginning of the period	7,556,763	9,038,642	5,281,172
Cash and cash equivalents at end of the period	$4,399,610	$7,556,763	$9,038,642

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Going Concern Basis)

	Period from January 1, 2018
	through	Year ended December 31,
	December 18, 2018	2017	2016
Supplemental disclosure of cash flow information:
In conjunction with the purchase of real estate, the Company acquired assets and assumed liabilities as follows:
Land	$—	$3,543,573	$—
Building and other improvements	—	49,994,877	—
Site improvements	—	3,214,178	—
Furniture, fixtures and equipment	—	1,767,003	—
Acquired in-place lease intangibles	—	1,194,134	—
Assumed assets and liabilities, net	—	(403,842)	—
Purchase of real estate	$—	$59,309,923	$—

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$2,297,563	$1,917,723	$1,281,454

Distributions payable	$—	$213,859	$137,207

Accrued offering costs payable	$428,373	$725,430	$541,723

Stock dividends issued	$—	$553,873	$193,755

Common stock issued through distribution reinvestment plan	$970,115	$1,088,899	$438,463

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The 2018 annual meeting of stockholders of the Company was originally convened on November 27, 2018. The annual meeting was adjourned to solicit additional proxies in favor of Proposal No. 3, approval of the Plan of Liquidation. The annual meeting was reconvened on December 18, 2018. At the reconvened annual meeting, the Company’s stockholders approved Proposal No. 3, the Plan of Liquidation.

On December 20, 2018, the Company completed the sale of “The Commons at Town Center,” a 105,442 square foot, 85-unit apartment community with a 10,609 square foot extended first floor for retail space. At the closing, the Company received net proceeds of approximately $9.9 million representing the purchase price of $24.6 million, net of closing costs, commissions, and certain prorations and adjustments, and the full repayment of $13.8 million in mortgage debt that encumbered the property. On January 25, 2019, the Company paid an initial liquidating distribution of $4.53 per Class A Share to its stockholders of record as of the close of business on January 25, 2019 (the “Initial Liquidating Distribution”). The Initial Liquidating Distribution was funded from the net proceeds of the sale of “The Commons at Town Center.”

At December 31, 2018, the Company owned real estate consisting of two multi-family communities totaling 538 units. The properties consisted of 571,700 square feet of residential gross leasable area. During 2018, the properties’ weighted average daily occupancy was 93.6% and at December 31, 2018, 510 units, or 94.8% of the total residential units were leased. At December 31, 2017 and prior to the sale of “The Commons at Town Center,” the Company owned real estate consisting of three multi-family communities totaling 623 units. The properties consisted of 677,142 square feet of residential and 10,609 square feet of retail gross leasable area.  During the year ended December 31, 2017, the properties’ weighted average daily occupancy for residential was 94.7%, and at December 31, 2017, 599 units or 96.1% of the residential units were leased. At December 31, 2017, 100% of the retail units were occupied.

The Plan of Liquidation

Pursuant to the plan, we expect to sell or otherwise dispose of all or substantially all of our properties and assets (including any assets held by the operating partnership and its and our subsidiaries).

Following the completion of the sale or transfer of all of our assets in accordance with the Plan of Liquidation, we will pay or provide for our liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders, wind up our operations and dissolve.

Our common stock is currently registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). We may, after filing our articles of dissolution, seek relief from the SEC from the reporting requirements under the Exchange Act. We anticipate that, if relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Liquidation Basis of Accounting

The approval of the Plan of Liquidation by the Company’s stockholders caused the Company’s basis of accounting to change from the going-concern basis (“Going-Concern Basis”) to the liquidation basis of accounting (“Liquidation Basis of Accounting”), which requires the Company’s assets to be measured at the estimated amounts of consideration the Company expects to collect in settling and disposing of its assets and liabilities are to be measured at the estimated amounts at which the liabilities are expected to be settled.  All financial results and disclosures up through December 18, 2018, prior to adopting the Liquidation Basis of Accounting, are presented based on a Going-Concern Basis, which presents assets and liabilities in the normal course of business.  As a result, the balance sheet as of December 31, 2017, and the statements of operations and the statements of cash flows for the period January 1, 2018 through December 18, 2018 and the years ended December 31, 2017 and 2016 are presented on a Going-Concern Basis, consistent with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Prior to the transition to Liquidation Basis of Accounting, the Company allocated the total purchase price of properties (see Note 5 – “Acquisitions”) based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third-party appraisal or other market sources. Such tangible assets included land, building improvements, furniture, fixtures and equipment and intangible assets included in-place lease value.  Acquired in-place lease costs and other leasing costs were amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense.

Prior to October 1, 2016, the Company expensed acquisition expenses as incurred and assets acquired and liabilities assumed were measured at their fair values rather than their relative fair values. As of December 18, 2018, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the Liquidation Basis of Accounting. Subsequent to December 18, 2018, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Impairment of Investment Properties

Prior to the transition to Liquidation Basis of Accounting, the Company assessed the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicated that the carrying amounts of these assets may not have been fully recoverable. If it was determined that the carrying value was not recoverable because the undiscounted cash flows did not exceed the carrying value, the Company would have been required to record an impairment loss to the extent that the carrying value exceeded fair value. The valuation and possible subsequent impairment of investment properties would have been a significant estimate that can change based on the Company’s continuous process of analyzing each property and reviewing assumptions about uncertain factors, as well as the economic condition of the property at a particular point in time.

REIT Status

The Company elected to be taxed as a REIT beginning with the tax year ended December 31, 2015. In order to qualify as a REIT, the Company is required to distribute annually at least 90% of its taxable income, subject to certain adjustments, to its stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company monitors the business and transactions that may potentially impact its REIT status. If it fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to U.S. federal and state income tax on its taxable income at regular corporate rates.

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

Capitalization and Depreciation Policies

Prior to the transition to Liquidation Basis of Accounting, real estate acquisitions were recorded at cost less accumulated depreciation. Improvements and betterment costs were capitalized and ordinary repairs and maintenance were expensed as incurred.

Expenditures over $2,500, which improve or extend the life of an asset and have a useful life of greater than one year, are capitalized. The threshold for capitalization does not apply to appliances as all appliances are capitalized. Depreciation expense is computed using the straight-line method. Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change. Prior to the transition to Liquidation Basis of Accounting, the Company anticipated the estimated useful lives of its assets by class to be generally:

Building and other improvements	30 years
Site improvements	5-15 years
Furniture, fixtures and equipment	3-15 years

Debt Issuance Costs

Prior to the transition to Liquidation Basis of Accounting, debt issuance costs were amortized on a straight-line basis, which approximated the effective interest method, over the term of the related agreement as a component of interest expense. These costs were reported as a direct deduction to the Company’s outstanding mortgages payable. In accordance with the adoption of the Plan of Liquidation, debt issuance costs were adjusted to their net realizable value as of December 18, 2018, which was $0.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Distribution and Stockholder Servicing Fee

Prior to November 1, 2018, the Company paid a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of its estimated value per share) for each Class T Share and Class T-3 Share sold in its Offering. The aggregate amount of underwriting compensation for Class T Shares and Class T-3 Shares including the distribution and stockholder servicing fee could not exceed the Financial Industry Regulatory Authority’s 10% cap on underwriting compensation. The fee was on-going and was not paid at the time of purchase and was paid monthly in arrears. Beginning in 2016, the Company accounted for the fee as a charge to equity at the time each Class T Share and Class T-3 Share was sold in the Offering and recorded a corresponding payable in due to related parties. In accordance with the adoption of the Plan of Liquidation, the Company ceased accruing for the distribution and stockholder servicing fee as all outstanding Class T Shares and Class T-3 Shares were converted to Class A Shares on January 23, 2019.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less. Prior to the transition to Liquidation Basis of Accounting, rental revenues from residential leases were recognized on the straight-line method over the approximate life of the leases, which was generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis. Upon adoption of Liquidation Basis of Accounting, the Company estimated all receipts related to future operations.

Under the terms of residential leases, the residents of the Company’s residential communities are obligated to reimburse the Company for certain utility usage, water and electricity, where the Company is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property income in the accompanying consolidated statements of operations.

Equity Based Compensation

Prior to the transition to Liquidation Basis of Accounting, the Company had restricted shares outstanding at December 18, 2018. The Company recognized expense related to the fair value of equity based compensation awards as general and administrative expense in the accompanying consolidated statements of operations. The Company recognized expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 8 - "Equity Based Compensation" for further information.

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update requires that amounts described as restricted cash and

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

restricted cash equivalents be included in the beginning and ending-of-period reconciliation of cash shown on the consolidated statement of cash flows. The amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. At December 18, 2018, the Company does not have restricted cash in its consolidated balance sheet and therefore, the new guidance has had no impact to its consolidated financial statements or related disclosures.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company selected the modified retrospective transition method which would include a cumulative effect of applying the standard on January 1, 2018. As the Company has reviewed its revenue streams and has concluded its previous recognition of revenue is in compliance with the new standard, no cumulative effect adjustment was required.

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

Excluding proceeds from the Company’s distribution reinvestment plan (as amended, the “DRP”), the Company generated gross proceeds of $0, $55,000 and $350,000 from sales of its Class A Shares, Class T Shares and Class T-3 Shares, respectively, during the period from January 1, 2018 through December 18, 2018. As of December 18, 2018, the Company had 1,488,912 Class A Shares, 409,687 Class T Shares and 261,680 Class T-3 Shares outstanding, respectively. All outstanding shares of the Company’s Class T and Class T-3 common stock were converted to shares of the Company’s Class A common stock on January 23, 2019.

For the period from January 1, 2018 through December 18, 2018, the Company declared cash distributions of $2,154,351 and paid total distributions of $2,368,208.  For the year ended December 31, 2017, the Company declared cash distributions of $2,137,455, paid total distributions of $2,060,823 and issued stock dividends of 22,384 shares to stockholders.

Historically, the Company provided the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders. On September 17, 2018, in contemplation of the Plan of Liquidation, which was still pending at that time, the Company’s board of directors determined to terminate the DRP and the Company’s share repurchase program (as amended, the “SRP”).

Distribution Reinvestment Plan

Prior to September 17, 2018, which was prior to the transition to the Liquidation Basis of Accounting, the Company provided stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. For participants in the DRP, cash distributions paid on Class A Shares, Class T Shares and Class T-3 Shares, as applicable, were used to purchase Class A Shares, Class T Shares and Class T-3 Shares, respectively. Such purchases under the DRP were not subject to selling commissions, dealer manager fees, distribution and stockholder servicing fees or reimbursement of issuer costs in connection with shares of common stock issued through the DRP. The price per share for shares of common stock purchased under the DRP were made initially at a price of $23.75, $22.81 and $22.81 per Class A Share, Class T Share and Class T-3 Share, respectively, until February 5, 2018 when the Company reported estimated per share net asset values of its common stock.  Beginning with the February 2018 distribution payments made to stockholders in March 2018 until the Company terminated the DRP in September 2018, shares of common stock purchased under the DRP were at a price equal to $23.15 per Class A Share, $24.32 per Class T Share and $23.55 per Class T-3 Share.

Distributions reinvested through the DRP were $970,115, $1,088,899 and $438,463 for the period January 1, 2018 through December 18, 2018 and for the years ended December 31, 2017 and 2016, respectively.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Share Repurchase Program

Prior to September 17, 2018, which was prior to the transition to the Liquidation Basis of Accounting, under the SRP, the Company was authorized, in its discretion, to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested. Subject to funds being available, the Company limited the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP was limited to the proceeds that the Company received from the DRP during the same period. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applied.

Repurchases through the SRP were $592,933 and $173,558 during the period from January 1, 2018 through December 18, 2018 and for the year ended December 31, 2017, respectively. There were no repurchases through the SRP for the year ended December 31, 2016.

NOTE 4 – NET ASSETS IN LIQUIDATION

The following is a reconciliation of Shareholder's Equity under the going concern basis of accounting to net assets in liquidation under the Liquidation Basis of Accounting as of December 18, 2018.

Amount
Total equity as of December 18, 2018 (going concern basis)	$31,259,626
Balance sheet adjustments:
Deferred financing costs (a)	(251,082)
Distribution and stockholder servicing fee (b)	428,373
Increase due to net realizable value of real estate (c)	15,329,030
Transaction costs (d)	(1,544,240)
Receipts in excess of liabilities during liquidation (d)	370,913
Interest expense (d)	(621,827)
Total adjustments	$13,711,167
Net assets in liquidation December 18, 2018	$44,970,793
(a)	In contemplation of payment of the Company’s mortgage loans, the balance of deferred financing costs will be written off.
(b)

The Company ceased paying distribution and stockholder servicing fees on November 1, 2018, and all outstanding shares of the Company’s Class T and Class T-3 common stock were converted to shares of the Company’s Class A common stock on January 23, 2019.

(c)	The Company estimates an increase in net realizable value of its remaining properties calculated as follows:

Contract sales price of real estate	$112,050,000
Less: Real estate carrying value	$(96,220,970)
Less: Allowance for potential contract adjustments	(500,000)
Increase due to net realizable value of real estate	$15,329,030

(d)

Property operations are on-going until final sale of the Company’s properties. Includes estimated costs associated with selling the Company’s remaining real estate assets, including but not limited to, transfer taxes, title fees, legal fees, debt fees, sales commissions paid to unrelated third party real estate brokers and prorations of operating expenses.

This estimate contains expected future cash outflows related to the Plan of Liquidation. The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. The Company currently estimates that it will have estimated costs in excess of estimated receipts during liquidation. These amounts can vary significantly due to, among other things, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 5 – ACQUISITIONS

2018 Acquisitions

During the year ended December 31, 2018, the Company did not acquire any real estate properties.

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

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2017. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Land	$3,543,573
Building and other improvements	$49,994,877
Site improvements	$3,214,178
Furniture, fixtures and equipment	$1,767,003
Acquired in-place lease intangibles	$1,194,134
Assumed assets and liabilities, net	$(403,842)
Total	$59,309,923

NOTE 6 – ACQUIRED INTANGIBLE ASSETS

The following table summarizes the Company’s identified intangible assets:

December 31, 2017
Intangible assets:
Acquired in-place lease value	$592,511
Accumulated amortization	(256,837)
Acquired lease intangibles, net	$335,674

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Prior to the transition to Liquidation Basis of Accounting, the portion of the purchase price allocated to acquired in-place lease value was amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

Amortization pertaining to acquired in- place lease value is summarized below:

	Period from January 1, 2018
	through	Year ended December 31,
Amortization recorded as amortization expense:	December 18, 2018	2017	2016
Acquired in-place lease value	$176,875	$256,837	$—

NOTE 7 – MORTGAGES AND NOTE PAYABLE, NET

As of December 31, 2018 and 2017, the Company had the following mortgages payable:

			December 31, 2018		December 31, 2017
Type of Debt	Maturity Date	Interest Rate per Annum	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Mortgages Payable:
The Retreat at Market Square	September 30, 2023	3.64%	$27,450,000		$27,450,000
Commons at Town Center (1)	May 3, 2024	3.69%	—		13,800,000
Verandas at Mitylene	August 1, 2027	3.88%	21,930,000		21,930,000
Total Mortgages			$49,380,000	3.75%	$63,180,000	3.73%
Note Payable:
Commons at Town Center (2)	January 3, 2019	5.40%	—		$3,500,000
Total debt before debt issuance costs			$49,380,000	3.75%	$66,680,000	3.82%
Unamortized debt issuance costs			—		(283,844)
Total debt			$49,380,000		$66,396,156

(1)	The mortgage was paid in full in connection with the sale of the property on December 20, 2018.
(2)	The Company paid in full the outstanding balance of its note payable in January 2018.

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding unamortized debt issuance costs was $49,380,000 and $66,680,000 as of December 31, 2018 and December 31, 2017, respectively, and its estimated fair value was $49,380,000 and $65,281,610 as of December 31, 2018 and December 31, 2017, respectively.  Both mortgages have fixed interest rates. At December 31, 2018, the mortgages payable are included in mortgages payable on the Company’s consolidated statement of net assets.

Mortgages

The mortgage loans require compliance with certain covenants such as debt service ratios, investment restrictions and distribution limitations.  As of December 31, 2018, the Company is in compliance with all financial covenants related to its mortgage loans.

NOTE 8 – EQUITY BASED COMPENSATION

In accordance with the Company’s Employee and Director Incentive Restricted Share Plan (the “RSP”), restricted shares are issued to non-employee directors as compensation.

Under the RSP, restricted shares generally vested over a one to three year vesting period from the date of the grant based on the specific terms of the grant.  Prior to the transition to Liquidation Basis of Accounting, the grant-date value of the restricted shares was amortized over the vesting period representing the requisite service period.  At vesting, any restrictions on the shares lapse. The

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

number of shares that may be issued under the RSP was limited to 5% of outstanding shares.  Compensation expense associated with the director restricted shares was included in general and administrative expenses in the accompanying consolidated financial statements.  Compensation expense under the RSP was $27,894, $12,362 and $9,224 for the period from January 1, 2018 to December 18, 2018 and the years ended December 31, 2017 and 2016, respectively. Upon the approval of the Plan of Liquidation by the Company’s stockholders on December 18, 2018, all outstanding restricted shares vested immediately and the unamortized balance was expensed.  A summary of the restricted shares is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2016	804	$18,334	$18,334
Granted	658	15,000	15,000
Vested	(329)	(7,500)	(7,500)
Forfeited	—	—	—
Outstanding at December 31, 2017	1,133	$25,834	$25,834
Granted	658	15,000	15,000
Vested	(1,791)	(40,834)	(40,834)
Forfeited	—	—	—
Outstanding at December 18, 2018	—	—	—

NOTE 9 – INCOME TAX AND DISTRIBUTIONS

The Company elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes commencing with the tax year ending December 31, 2015.  As a result, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it annually distributes at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to U.S. federal income tax on its taxable income at the corporate tax rate.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income. The Company had no uncertain tax positions as of December 31, 2018, 2017 and 2016. The Company expects no significant increases in uncertain tax positions due to changes in tax positions within one year of December 31, 2018. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016.  As of December 31, 2018, the tax returns for the calendar years 2018 through 2014 remain subject to examination by U.S. and various state and local tax jurisdictions.

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

For the period from January 1, 2018 through December 31, 2018 and for the years ended December 31, 2017 and 2016, the Company paid and declared the following cash distributions and issued the following stock dividends:

	Class A		Class T		Class T-3
	Distributions Declared	Distributions Paid	Distributions Declared	Distributions Paid	Distributions Declared	Distributions Paid	Stock Dividends (Shares)
2018	$1,549,364	$1,705,487	$343,098	$377,749	$261,889	$284,972	—
2017	$1,663,489	$1,621,172	$375,516	$364,264	$98,470	$75,387	22,384
2016	$903,035	$812,121	$105,143	$82,588	$—	$—	7,777

For the year ended December 31, 2018, the Company paid cash dividends of approximately $1,705,487 to stockholders of Class A common stock, approximately $377,749 to stockholders of Class T common stock and approximately $284,972 to stockholders of Class T-3 common stock. For income tax purposes only, 24.9% were treated as capital gains (of which 100% should be treated as

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

unrecaptured Section 1250 gain) and 75.1% were treated as nondividend distributions (which are treated for income tax purposes as a return of capital to the extent of a stockholder’s basis in its shares and thereafter as capital gain).  For the years ended December 31, 2017 and 2016, 100% of the cash distributions to the Class A stockholders, Class T stockholders and Class T-3 stockholders will be treated as nondividend distributions (which are treated for income tax purposes as a return of capital to the extent of a stockholder’s basis in its shares and thereafter as capital gain) and none will be treated as ordinary dividends or capital gain. All stock dividends issued will be treated as non-taxable distributions to the recipient stockholder.

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS. There were no common share equivalents outstanding at December 18, 2018, as they were fully vested.   As a result of a net loss for the period January 1, 2018 through December 18, 2018 and the years ended December 31, 2017 and 2016, 0, 919 and 419 shares were excluded from the computation of diluted EPS, respectively, because they would have been antidilutive. The Company does not apply the two-class method for calculating EPS as its share classes only differ on the timing of its payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees.

NOTE 11 – SEGMENT REPORTING

Prior to the transition to Liquidation Basis of Accounting, the Company had one reportable segment, multi-family real estate, as defined by U.S. GAAP for the period from January 1, 2018 through December 18, 2018 and the years ended December 31, 2017 and 2016.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The Sponsor and its affiliates will not require repayment of acquisition related costs (fee), certain offering costs, mortgage financing fee and Sponsor non-interest bearing advances until subsequent to 12 months from the issuance of this report or upon liquidation if earlier.

The following table summarizes the Company’s related party transactions for the period from January 1, 2018 through December 18, 2018 and the years ended December 31, 2017 and 2016.

		Period from January 1, 2018			Unpaid Amounts
		through	Year ended December 31,		As of December 31,
		December 18, 2018	2017	2016	2018	2017
General and administrative reimbursements	(a)	$579,045	$421,349	$421,673	$97,041	$98,863
Affiliate share purchase discounts	(b)	—	24,530	19,356	—	—
Total general and administrative costs		$579,045	$445,879	$441,029	$97,041	$98,863

Acquisition related costs	(c)	$—	$218,858	$11,402	$686,250	$686,250
Offering costs	(d)	$20,151	$1,701,166	$2,588,020	$1,011,419	$1,609,242
Reimbursement of offering costs	(e)	$3,976	$6,071,748	$—	$432,228	$428,252
Business management fee	(f)	$605,378	$476,842	$274,520	$965,526	$342,837
Mortgage financing fee	(g)	$—	$—	$—	$114,375	$114,375
Sponsor non-interest bearing advances	(h)	$—	$—	$—	$1,950,000	$1,950,000

Property management fee		$402,201	$286,357	$157,757	$—	$—
Property operating expenses		933,790	690,526	350,960	—	43,334
Total property operating expenses	(i)	$1,335,991	$976,883	$508,717	$—	$43,334

(a)

The Business Manager and its affiliates are entitled to reimbursement for certain general and administrative expenses incurred relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated statement of net assets as of December 31, 2018 and the consolidated balance sheet as of December 31, 2017.

(b)

The Company established a discount stock purchase policy for affiliates and affiliates of the Business Manager that enabled them to purchase Class A Shares at $22.81 per share. The Company sold 0, 11,201 and 8,838 shares to affiliates for the period from January 1, 2018 through December 18, 2018 and the years ended December 31, 2017 and 2016, respectively.

(c)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.  The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to transactions occurring on or after August 8, 2016. The Business Manager and its affiliates continue to be reimbursed for acquisition related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement. There were no related party acquisition costs incurred during the period from January 1, 2018 through December 18, 2018.  For the year ended December 31, 2017, of the $218,858 in related party acquisition costs and fees, $164,067 were capitalized in the accompanying consolidated balance sheets and $54,791 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations. Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated statement of net assets as of December 31, 2018 and the consolidated balance sheet as of December 31, 2017. The Business Manager will not require the repayment of $686,250 until at least one-year after the filing date of this report or upon liquidation, if earlier.

(d)

The Company reimbursed the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. As of December 31, 2018, unpaid amounts are included in due to related parties in the consolidated statement of net assets, and as of December 31, 2017, unpaid amounts are included in the consolidated balance sheet. An affiliate of the Business Manager also received selling commissions equal to 6.0% of the sale price for each Class A Share sold, 2.0% of the sale price for each Class T Share sold and 3.0% of the sale price for each Class T-3 Share sold and a dealer manager fee equal to 2.75% of the sale price for each Class A and Class T Share sold and 2.5% of the sale price for each Class T-3 Share sold, the majority of which was re-allowed (paid) to third party soliciting dealers. The Company did not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and paid no or reduced selling commissions and dealer manager fees in connection with certain special sales. Prior to November 1, 2018, the Company paid a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share and Class T-3 Share sold in the Offering.  The fee was not paid at the time of the purchase. The Company accounted for the total fee as a charge to equity at the time each Class T Share or Class T-3 Share was sold in the Offering and recorded a corresponding payable in due to related parties. The distribution and stockholder servicing fee was payable monthly in arrears as it became contractually due. At December 31, 2018, there was no unpaid distribution and stockholder servicing fee. At December 31, 2017, the unpaid fee was equal to $551,298 and was recorded in due to related parties in the accompanying consolidated balance sheet. The Sponsor will not require the repayment of $1,011,419 until at least one-year after the filing date of this report or upon liquidation, if earlier.

(e)

Organization and offering expenses, excluding selling commissions and dealer manager fees (“other organization and offering expenses”), could not exceed 2.0% of the gross Offering proceeds (the “maximum expense cap”). To the extent that other organization and offering expenses exceeded the maximum expense cap, the excess expenses were required to be paid by the Business Manager with no recourse to the Company. Other organization and offering expenses exceeded the maximum expense cap. Total offering costs were $10,972,727, of which $7,070,590 were other organization and offering expenses subject to the maximum expense cap.  These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses. Total proceeds raised in the Offering were $50,140,908, resulting in cap excess of $6,067,772.  The Business Manager reimbursed the Company an estimated amount of $6,500,000 during the year ended December 31, 2017.  This amount includes an overpayment of $432,228 which is included in due to related parties in the accompanying consolidated statement of net assets at December 31, 2018.

(f)

The Company pays the Business Manager an annual business management fee equal to 0.6% of its “average invested assets,” payable quarterly in an amount equal to 0.15% of the Company’s average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities or consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. As of December 31, 2018,

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

unpaid amounts are included in due to related parties in the accompanying consolidated statement of net assets and in the consolidated balance sheet as of December 31, 2017.

(g)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager, or its affiliates, a mortgage financing fee equal to 0.25% of the amount available or borrowed under the financing or the assumed debt if the Business Manager or its affiliates provided services in connection with the origination or refinancing of any debt that the Company obtained and used to finance properties or other assets, or that was assumed, directly or indirectly, in connection with the acquisition of properties or other assets.  Pursuant to the amended Business Management Agreement, mortgage financing fees were eliminated with respect to transactions occurring on or after August 8, 2016.  Mortgage financing fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated statement of net assets as of December 31, 2018, and as of December 31, 2017 in the consolidated balance sheet. The Business Manager will not require the repayment of $114,375 until at least one-year after the filing date of this report or upon liquidation, if earlier.

(h)

This amount represents non-interest bearing advances made by the Sponsor which the Company intends to repay.  Unpaid amounts are included in due to related parties in the accompanying consolidated statement of net assets as of December 31, 2018 and in the consolidated balance sheet as of December 31, 2017. The Sponsor will not require the repayment of $1,950,000 until at least one-year after the filing date of this report, or upon liquidation, if earlier.

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

NOTE 13 – OPERATING LEASES

On December 20, 2018, the Company completed the sale of “The Commons at Town Center,” which included the Company’s only retail square footage.  The Company’s residential lease terms are generally for twelve months or less.

NOTE 14 – QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following represents the results of operations, for each quarterly period, during 2018 and 2017.

		2018
	For the period from October 1, 2018 through December 18, 2018	Sept 30	Jun 30	Mar 31
Total income	$2,220,670	$2,688,222	$2,614,125	$2,599,875
Net loss	$(522,111)	$(493,128)	$(533,942)	$(805,990)
Net loss per common share, basic and diluted (1)	$(0.24)	$(0.23)	$(0.25)	$(0.37)
Weighted average number of common shares outstanding, basic and diluted (1)	2,158,909	2,158,972	2,156,997	2,152,649

	2017
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$2,581,944	$2,285,507	$1,423,204	$1,019,755
Net loss	$(1,042,955)	$(1,032,097)	$(704,794)	$(359,106)
Net loss per common share, basic and diluted (1)	$(0.51)	$(0.55)	$(0.42)	$(0.24)
Weighted average number of common shares outstanding, basic and diluted (1)	2,050,260	1,885,318	1,696,801	1,492,485

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

NOTE 15 – SUBSEQUENT EVENTS

Payment of Initial Liquidating Distribution

Pursuant to the provisions of the Company’s charter, all outstanding shares of the Company’s Class T and Class T-3 common stock were converted to shares of the Company’s Class A common stock on January 23, 2019.  On January 25, 2019, the Company paid an initial liquidating distribution of $4.53 per share to the record holders of the Company’s Class A common stock as of the close of business on January 25, 2019.  Pursuant to the Plan of Liquidation, the Initial Liquidating Distribution was unanimously approved by the Company’s board of directors in connection with the previously disclosed sale of “The Commons at Town Center” property (the “Property Sale”), the closing of which occurred on December 20, 2018. The Initial Liquidating Distribution was funded from the net proceeds of the Property Sale.

Sale of Properties

The Verandas at Mitylene – contract for sale – On December 21, 2018, the Company entered into a contract to sell to an unaffiliated third party “The Verandas at Mitylene,” located in Montgomery, Alabama, for a sale price of approximately $40.5 million minus the principal amount outstanding on an approximately $21.9 million mortgage loan to be assumed by the buyer, closing costs, commissions, and certain prorations and adjustments. Sale of the property is subject to conditions contained in the agreement, as amended on January 23, 2019 and February 19, 2019, including the lender’s approval of the buyer’s assumption of the mortgage loan.

The Retreat at Market Square – contract for sale – On February 12, 2019, the Company entered into a contract to sell to an unaffiliated third party “The Retreat at Market Square,” located in Frederick, Maryland, for a sale price of approximately $47.0 million excluding closing costs, commissions, and certain prorations and adjustments. Sale of the property is subject to conditions contained in the agreement.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2018

(Liquidation Basis)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land(C)	Buildings and Improve-ments (C)	Liquidation Adjustment (1)	Total (C)	Accumulated Depreciation (2) (D)	Date Con- structed	Date Acquired	Depreciable Lives
The Retreat at Market Square	$27,450,000	$6,301,838	$38,824,096	$130,242	$6,301,838	$38,954,338	$—	$45,256,176	$(4,773,635)	2014	2015	3-30
Frederick, MD
Verandas at Mitylene	21,930,000	2,051,190	33,965,426	149,180	2,051,190	34,114,606	—	36,165,796	(2,033,728)	2007	2017	3-30
Montgomery, AL
Liquidation adjustment (1)	—	—	—	—	—	—	12,385,391	12,385,391	—
Total	$49,380,000	$8,353,028	$72,789,522	$279,422	$8,353,028	$73,068,944	$12,385,391	$93,807,363	$(6,807,363)

(1)

Under liquidation basis of accounting, real estate is carried at its estimated fair value, as a result the liquidation adjustment is the adjustment made to the carrying value of real estate to reflect its fair value.

(2)	Depreciation expense will not be recorded subsequent to December 18, 2018 as a result of the adoption of our plan of liquidation.

Notes:

(A) The initial cost to the Company represents the original purchase price of the property.

(B) The aggregate cost of real estate owned at December 31, 2018 for U.S. federal income tax purposes was $83,678,185 (unaudited).

(C) Reconciliation of real estate owned:

	2018	2017	2016
Balance at January 1,	$103,826,144	$45,191,015	$45,125,934
Acquisitions	—	58,519,630	—
Sale of real estate property	(22,555,168)	—	—
Improvements	150,996	115,499	65,081
Liquidation adjustment	12,385,391	—	—
Balance at December 31,	$93,807,363	$103,826,144	$45,191,015

(D) Reconciliation of accumulated depreciation:

Balance at January 1,	$4,391,774	$1,822,971	$364,520
Depreciation expense	3,609,004	2,568,803	1,458,451
Sale of real estate property	(1,193,415)	—	—
Balance at December 31,	$6,807,363	$4,391,774	$1,822,971

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework 2013 issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the ages and positions of our directors and executive officers.

Name	Age*	Position
Daniel L. Goodwin	75	Director and Chairman of the Board
Adrian B. Corbiere	74	Independent Director
Meredith W. Mendes	60	Independent Director
Michael W. Reid	65	Independent Director
Mitchell A. Sabshon	66	Director, President and Chief Executive Officer
Catherine L. Lynch	60	Chief Financial Officer and Treasurer
Roderick S. Curtis	51	Vice President
Cathleen M. Hrtanek	42	Secretary

*	As of January 1, 2019

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

Daniel L. Goodwin has served as one of our directors and as chairman of our board since December 2013.  Mr. Goodwin has also served as a director and the chairman of the board of the Business Manager, since December 2013.  Mr. Goodwin is the Chairman and CEO of Inland, headquartered in Oak Brook, Illinois.  Inland is comprised of separate real estate investment and financial companies with managed assets with a value of $10.5 billion, doing business nationwide with a presence in 44 states, as of December 31, 2018.  Inland owns and manages properties in all real estate sectors, including retail, office, industrial and apartments.  Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group LLC.  In addition, Mr. Goodwin has served as the chairman of the board of Inland Mortgage Investment Corporation since March 1990, chairman, director and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001 and chairman of the board of IREIC, since January 2017.  Mr. Goodwin also served as a director of IRC Retail Centers LLC (f/k/a Inland Real Estate Corporation) (“IRC”) from 2001 until its merger in March 2016, and served as its chairman of the board from 2004 to April 2008.  Mr. Goodwin has served as a director and the chairman of the board of Inland Real Estate Income Trust, Inc. (“IREIT”) since July 2012 and a director of its business manager since August 2011.  Mr. Goodwin has served as chairman of Inland InPoint Advisor, LLC since October 2016.  He also served as the chairman of the National Association of Real Estate Investment Trusts Public Non-Listed REIT Council from January 2010 through December 2017, and as a past Vice Chairman of the Chicago Better Government Association.

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

Mr. Corbiere obtained his Bachelor of Science degree from Lehigh University and his Master’s Degree from University of Hartford.  Mr. Corbiere has been affiliated with the Mortgage Bankers Association, National Multifamily Housing Council as a member of the Board of Governors, Urban Land Institute as a member of the Multifamily Council, National Association of Home Builders as a member of the Multifamily Leaders Board, the Commercial Mortgage Securities Association as a member of the Board of Governors, National Equity Fund as a board director, Pembrook Capital Advisors as a member of the Advisory Board, and Ohio Wesleyan University as a former Board Trustee.

Meredith W. Mendes has been an independent director of the Company since November 2016.  Ms. Mendes served as an independent director of IRC from August 2014 to March 2016, a member of the audit and nominating and corporate governance committees from August 2014 to March 2016 and a member of the compensation committee from June 2015 to March 2016.  Since March 2018, Ms. Mendes has served as a director and audit committee member of Kronos Worldwide, Inc. (NYSE: KRO), a global producer and marketer of value-added titanium pigments, and NL Industries, Inc. (NYSE: NL), which through its subsidiary, CompX International, Inc., manufactures security products and recreational marine components.  Since October 2005 she has served as executive director and chief operating officer of Jenner & Block LLP, a law firm with approximately 500 attorneys, where she is responsible for firm-wide operations relating to real estate, finance, planning, tax and accounting, technology and human resources.  Ms. Mendes has been in management of commercial real estate for over 25 years.  While at Jenner & Block, she has overseen office moves, leasing and subleasing, construction and design of offices in Chicago, London, Los Angeles, New York and Washington, D.C.   Prior to joining Jenner & Block, Ms. Mendes served as executive vice president and worldwide chief financial officer of Daniel J. Edelman, Inc. (from June 1999 to October 2005), where she managed a 43 office lease portfolio spanning five continents.  Ms. Mendes also served as chief financial officer of Medline Industries, Inc., and previously was an investment banker financing traded and non-traded bonds used to finance construction of manufacturing facilities.  She is managing member of entities owning commercial retail properties in New York and Illinois.  She is an Illinois licensed certified public accountant, earned an MBA with a finance concentration from The University of Chicago Booth (formerly Graduate) School of Business and a law degree from Harvard Law School.  She is a Magna Cum Laude graduate of Brown University where she was elected to Phi Beta Kappa and received history department honors.  She is a National Association of Corporate Directors Board Leadership Fellow and attended the Kellogg School of Management Women’s Director Development Program.  Ms. Mendes is a member of The University of Chicago Women’s Board, a trustee, chair of the compensation committee and a member of the audit committee of The Chicago Academy of Sciences and its Peggy Notebaert Nature Museum.  She is also a member of the AICPA, The Economic Club of Chicago, Hyde Park Angels, Latino Corporate Directors Association and Women Corporate Directors.

Michael W. Reid has been an independent director of the Company since September 2014.  Since 2009, Mr. Reid has served as a managing partner at HSP Real Estate Group (“HSP”), a real estate investment and management and leasing company that manages office buildings totaling over four million square feet in Midtown Manhattan.  HSP recently purchased and upgraded 251 West 30th Street with AIG.  Previously, HSP purchased and sold two office buildings in Times Square South with the Davis Companies and 1372 Broadway with Starwood Capital Group.  Mr. Reid has nearly 35 years of investment banking and real estate experience, including heading Lehman Brothers REIT equity practice for nine years (1992-2001) as managing director in the Global Real Estate Department.  In that capacity, he was responsible for developing and implementing the business strategy for Lehman’s REIT equity underwriting business.  Mr. Reid also served as chief operating officer of SL Green Realty Corp. from 2001-2004, where some of his responsibilities included strategic planning, finance and reporting, capital markets, operations and budgeting for a $4 billion publicly-traded REIT.  From 2004-2006, he served as president of Ophir Energy Corp., a company that invested in oil and gas production in Oklahoma.  From 2006-2008, he served as chief operating officer of Twining Properties, a real estate company specializing in high rise development in Cambridge, Massachusetts.  Since 2009, Mr. Reid has served as a director of Capital Senior Living Corporation, a New York Stock Exchange traded REIT, and became a member of the compensation committee in 2012 and chairman of the board of directors in 2016. Mr. Reid holds a Bachelor of Arts and Master of Divinity, both from Yale University.

Mitchell A. Sabshon has been a director and our president and chief executive officer since December 2013.  Mr. Sabshon has also served as a director and president and chief executive officer of the Business Manager since December 2013.  Mr. Sabshon is also currently the chief executive officer, president and a director of IREIC, positions he has held since August 2013, January 2014 and September 2013, respectively.  He is a director, chief executive officer and president of IREIT, positions he has held since September and April, 2014 and December 2016, respectively.  He is also a director and president of IREIT’s business manager, positions he has held since October 2013 and December 2016, respectively.  Mr. Sabshon also serves as the chairman of the board of directors and chief executive officer of InPoint Commercial Real Estate Income, Inc. (“InPoint”), positions he has held since September 2016 and October 2016, respectively, and as the chief executive officer of the InPoint advisor since August 2016.  Mr. Sabshon has also served as a director and chairman of the board of Inland Private Capital Corporation (“IPCC”) since September 2013 and January 2015, respectively, and a director of Inland Securities Corporation (“Inland Securities”) since January 2014.  Mr. Sabshon has served as chief executive officer of Inland Venture Partners, a subsidiary of IREIC formed in December 2018, since its inception.

Prior to joining Inland, Mr. Sabshon served as Executive Vice President and Chief Operating Officer of Cole Real Estate Investments.  As Chief Operating Officer, Mr. Sabshon oversaw the company's finance, property management, asset management and leasing operations.  Prior to joining Cole, Mr. Sabshon held several senior executive positions at leading financial services firms.  He spent almost 10 years at Goldman, Sachs & Co. in various leadership positions including President and CEO of Goldman Sachs Commercial Mortgage Capital.  He also served as a Senior Vice President in Lehman Brothers' real estate investment banking group.  Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the corporate and real estate structured finance practice groups at Skadden, Arps, Slate, Meagher and Flom in New York. Mr. Sabshon was the Chairman Emeritus of the Institute for Portfolio Alternatives for 2018.  He is also a member of the International Council of Shopping Centers, the Urban Land Institute, the National Association of Corporate Directors, and a member of the Board of Trustees of the American Friends of Hebrew University - Midwest Region.  Mr. Sabshon is a member of the New York State Bar.  He also holds a real estate broker license in New York.  He received his undergraduate degree from George Washington University and his law degree at Hofstra University School of Law.

Catherine L. Lynch has served as our chief financial officer since December 2013 and as our treasurer since April 2018.  She serves in the same roles for the Business Manager.  Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group LLC since June 2012.  She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and chief financial officer and secretary (since June 1995) of Inland Securities.  She has served as the chief financial officer (since April 2014) and the treasurer (since April 2018) of IREIT and as a director (since August 2011) and the treasurer (since April 2018) of IREIT’s business manager.  Ms. Lynch also serves as the chief financial officer and treasurer (since October 2016) of InPoint and as the chief financial officer and treasurer of the InPoint advisor (since August 2016).  Ms. Lynch also has served as a director of IPCC since May 2012.  Ms. Lynch served as the treasurer of Inland Capital Markets Group, Inc. from January 2008 until October 2010, as the treasurer of the Business Manager from December 2013 to October 2014, as a director and treasurer of Inland Investment Advisors, LLC from June 1995 to December 2014 and as a director and treasurer of Inland Institutional Capital, LLC from May 2006 to December 2014.  Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989.  Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal.  Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with the Financial Industry Regulatory Authority, Inc. as a financial operations principal.

Roderick S. Curtis has served as our vice president, and the vice president of the Business Manager, since May 2016.  Mr. Curtis joined IREIC in 2011 and currently serves as senior vice president, investment funds for IREIC.  Mr. Curtis has also served as a vice president and secretary of InPoint and as president of the InPoint advisor since October 2016 and August 2016, respectively.  Mr. Curtis also serves as president of Inland Venture Partners, a subsidiary of IREIC formed in December 2018.  Prior to joining IREIC, Mr. Curtis held positions with Pacific Office Properties/Priority Capital Group, AmREIT and DWS Scudder Investments.  Mr. Curtis received his bachelor degree in economics from the University of Wisconsin.

Cathleen M. Hrtanek has been our corporate secretary, and the secretary of the Business Manager, since December 2013.  Ms. Hrtanek joined Inland in 2005 and is an assistant general counsel and vice president of The Inland Real Estate Group, LLC.  In her capacity as assistant general counsel, Ms. Hrtanek represents many of the entities that are part of The Inland Real Estate Group of Companies on a variety of legal matters.  Ms. Hrtanek also has served as the secretary of the InPoint advisor since August 2016, as the secretary of IREIT and its business manager since August 2011, as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, as the secretary of Inland Diversified Real Estate Trust, Inc. from September 2008 through July 2014, and its business manager from September 2008 through March 2016, and as the secretary of IPCC from August 2009 through May 2017.  Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois from September 2001 until 2005.  Ms. Hrtanek has been admitted to practice law in the State of Illinois.  Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University Chicago School of Law.

Audit Committee

Our board has formed a separately-designated standing audit committee, comprised of Messrs. Corbiere and Reid and Ms. Mendes, each of whom is an independent director.  Mr. Reid serves as the chairman of this committee, and our board has determined that Mr. Reid qualifies as an “audit committee financial expert” as defined by the SEC.  The audit committee assists the board with the oversight of: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of our independent registered public accounting firm; and (4) the performance of our independent registered public accounting firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC.  Directors, officers and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all forms they file.  Based solely on a review of the copies of these forms furnished to us during, and with respect to, the fiscal year ended December 31, 2018, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially owned more than 10% of the outstanding shares of our common stock complied with these filing requirements during the fiscal year ended December 31, 2018.

Item 11. Executive Compensation

Compensation of Executive Officers

All of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for services rendered to us.  We neither compensate our executive officers nor reimburse either the Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of the Business Manager, our Real Estate Manager or their respective affiliates; provided that, for these purposes, a corporate secretary is not considered an “executive officer.”  As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a “Compensation Discussion and Analysis,” a report from our board of directors with respect to executive compensation.  The fees we pay to the Business Manager and Real Estate Manager under the business management agreement or the real estate management agreement, respectively, are described in more detail under “Certain Relationships and Related Transactions” in Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

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

Compensation of Directors

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2018.

Name	Fees Earned in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total Compensation ($)
Adrian B. Corbiere	30,700	5,000	—	—	—	739	36,439
Meredith W. Mendes	30,500	5,000	—	—	—	227	35,727
Michael W. Reid	31,750	5,000	—	—	—	739	37,489

(1)	Represents 219.20 Class A Shares granted on November 18, 2018, 2018 to each independent director.
(2)	Represents the value of distributions received during the year ended December 31, 2018 on all stock awards received through December 31, 2018.

Cash Compensation

We pay to each of our independent directors a retainer of $20,000 per year plus $1,000 for each board meeting the director attends in person ($500 for each board committee meeting) and $500 for each board meeting the director attends by telephone ($350 for each board committee meeting).  We also pay the chairperson of our audit committee an annual fee of $5,000 and the chairperson of our nominating and corporate governance committee an annual fee of $3,000.  Our independent directors may elect to receive their annual retainer in cash, unrestricted Class A Shares, or both.  We reimburse all of our directors for any out-of-pocket expenses incurred by them in attending meetings.  We do not compensate any director that also is an employee of the Business Manager or its affiliates.

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

Restricted stock issued to independent directors pursuant to automatic grants vest over a three-year period following the date of grant in increments of 33-1/3% per annum, subject to their continued service as directors until each vesting date and becomes fully vested earlier upon a liquidity event.  Upon the approval of the Plan of Liquidation by the Company’s stockholders on December 18, 2018, all outstanding restricted shares vested immediately.  Accordingly, as of December 31, 2018, there were no unvested restricted shares outstanding under the RSP.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Certain Beneficial Owners and Management

The following table sets forth information as of March 19, 2019 regarding the number and percentage of shares beneficially owned by each director, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of our outstanding common stock.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the following table have sole voting and investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 2,183,727 shares of our common stock outstanding as of March 19, 2019.  Unless otherwise indicated, the address of each beneficial owner listed in the following table is c/o Inland Residential Properties Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.

Shares Beneficially Owned(1)

	Common Stock
Name and Address of Beneficial Owner	Shares	Percentage
Directors and Executive Officers:
Daniel L. Goodwin, Director and Chairman of the Board (2)	102,800	4.7%
Adrian B. Corbiere, Independent Director (3)	1,029	*
Meredith W. Mendes, Independent Director (4)	453	*
Michael W. Reid, Independent Director	1,029	*
Mitchell A. Sabshon, Director, President and Chief Executive Officer	476	*
Catherine L. Lynch, Chief Financial Officer and Treasurer (5)	513	*
Roderick S. Curtis, Vice President	222	*
Cathleen M. Hrtanek, Secretary	—	—
All Directors and Executive Officers as a group (8 persons)	106,522	4.9%

*	Less than 1%
(1)	All fractional ownership amounts have been rounded to the nearest whole number. All shares currently owned by our directors and executive officers are Class A Shares.
(2)

Mr. Goodwin’s beneficial ownership includes 4,784 shares directly owned by the Goodwin 2012 Descendants Trust and 98,016 shares owned by IREIC. Mr. Goodwin’s wife, as trustee, has sole voting and investment power over the shares owned by the Goodwin 2012 Descendants Trust. Mr. Goodwin controls the voting and disposition decisions with respect to the shares owned by IREIC.

(3)	Mr. Corbiere’s shares are directly owned by Race Point LLC, which is controlled by Mr. Corbiere.
(4)	Ms. Mendes’ shares are directly owned by MWM Investments LLC, which is controlled by Ms. Mendes.
(5)	Ms. Lynch shares voting and dispositive power with her husband over all of the shares that they own.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	—	—	108,014
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	108,014

(1)

On February 17, 2015, the RSP was approved by IREIC, the sole stockholder of the Company on that date. Upon the approval of the Plan of Liquidation by the Company’s stockholders on December 18, 2018, all outstanding restricted shares vested immediately.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Set forth below is a summary of the material transactions between the Company and various affiliates of IREIC, including the Business Manager and Real Estate Manager, during the years ended December 31, 2018 and 2017.  IREIC is an indirect wholly owned subsidiary of The Inland Group LLC.  Please see “Directors and Executive Officers” under Item 10 “Directors, Executive Officers and Corporate Governance” for information regarding their relationships to Inland, including IREIC and The Inland Group LLC.

Business Management Agreement

We have entered into a business management agreement with Inland Residential Business Manager & Advisor, Inc., which serves as the Business Manager with responsibility for overseeing and managing our day-to-day operations.

Business Management Fee:  Subject to satisfying the criteria described below, we pay the Business Manager an annual business management fee equal to 0.6% of our “average invested assets,” payable quarterly in an amount equal to 0.15% of our average invested assets as of the last day of the immediately preceding quarter; provided that the Business Manager may decide, in its sole discretion, to be paid in either cash or the equivalent amount of our Class A Shares, or a combination thereof; and provided further the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount to which it is entitled in any particular quarter, and the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred or accrued, without interest, to be paid at a later point in time.  For the years ended December 31, 2018 and 2017, the Business Manager was entitled to a business management fee in the amount equal to $605,378 and $476,842, respectively.  Business management fees of $965,526 and $342,837 remain unpaid as of December 31, 2018 and 2017, respectively.

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

If the business management agreement is terminated, including in connection with the internalization of the functions performed by the Business Manager, the obligation to pay this business management fee will terminate but the Business Manager will be paid all fees accruing or accrued to the date of termination.

Acquisition Fee; Real Estate Sales Commission; Mortgage Financing Fee (Prior to August 8, 2016): Prior to August 8, 2016, we were required to pay the Business Manager or its affiliates acquisition fees of 1.5% of the contract purchase price of each property and real estate-related asset we acquired, real estate sales commissions up to the lesser of (1) one-half of the customary commission paid to a third-party broker for the sale of a comparable property and (2) 1.0% of the gross sales price of the property sold, and mortgage financing fees equal to 0.25% of the amount available or borrowed under the financing or the assumed debt. Our business management agreement was subsequently amended to eliminate acquisition fees, real estate sales commissions and mortgage financing fees and accordingly, we do not have an obligation to pay the Business Manager such fees for transactions occurring on or after August 8, 2016. For the year December 31, 2016, we did not incur any acquisition fees or mortgage financing fees. As of December 31, 2018, we had not paid acquisition fees of $686,250 and mortgage financing fees of $114,375, both of which were accrued prior to August 8, 2016. We did not sell any properties, and thus did not incur any real estate sales commissions.

Real Estate Management Agreement

We have entered into a real estate management agreement with our Real Estate Manager, under which our Real Estate Manager and its affiliates manage or oversee each of our real properties.  For each property that is managed directly by our Real Estate Manager or its affiliates, we pay our Real Estate Manager a monthly management fee of up to 4% of the gross income from any property.  Our Real Estate Manager may reduce, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits.  We also reimburse our Real Estate Manager and its affiliates for property-level expenses that they pay or incur on our behalf, including the salaries, bonuses, benefits and severance payments for persons performing services, including without limitation acquisition due diligence services, for our Real Estate Manager and its affiliates (excluding the executive officers of our Real Estate Manager and our executive officers).  For the years ended December 31, 2018 and 2017, we incurred and paid real estate management fees in an aggregate amount equal to $402,201 and $286,357, respectively.  For the years ended December 31, 2018 and 2017, our Real Estate Manager and its affiliates incurred, on our behalf, property-level expenses of $933,790 and $690,526, respectively.  As of December 31, 2018, we had reimbursed all property-level expenses. As of December 31, 2017, we had not reimbursed $43,334 of property-level expenses.

Dealer Manager Agreement

We were a party to a dealer manager agreement with Inland Securities, the dealer manager for the Offering.  We ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering upon processing the final subscription agreement on January 3, 2018.  Inland Securities was entitled to receive (i) a selling commission equal to 6.0% of the sale price, or $1.50, for each Class A Share, 2.0% of the sale price, or approximately $0.48, for each Class T Share and 3.0% of the sale price, or approximately $0.72, for each Class T-3 Share” sold in the Offering and (ii) a dealer manager fee in an amount equal to 2.75% of the sale price, or approximately $0.69, for each Class A Share, 2.75% of the sale price, or approximately $0.66, for each Class T Share, and 2.5% of the sale price, or approximately $0.60, for each Class T-3 Share sold in the Offering.  Inland Securities reallowed (paid)

the full amount of the selling commissions to participating soliciting dealers and reallowed a portion of the price per share out of the dealer manager fee to participating soliciting dealers.

Prior to November 1, 2018, we paid a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the per share estimated value of the applicable share) for each Class T Share and Class T-3 Share sold in the Offering.  The distribution and stockholder servicing fee accrued daily and was paid monthly in arrears.  We paid the distribution and stockholder servicing fee to Inland Securities, which could reallow the fee to the soliciting dealer, if any, who sold the Class T or Class T-3 Shares or, if applicable, to a subsequent broker-dealer of record of the Class T or Class T-3 Shares so long as the subsequent broker-dealer was party to a soliciting dealer agreement, or servicing agreement, with Inland Securities that provided for reallowance.  The distribution and stockholder servicing fees were ongoing fees that were not paid at the time of purchase.  We ceased paying distribution and stockholder servicing fee on November 1, 2018 in connection with the Plan of Liquidation.

For the years ended December 31, 2018 and 2017, we incurred selling commissions of $11,600 and $612,646, respectively, and a dealer manager fee of $10,263 and $420,313, respectively, both of which did not include payments for any bona fide out-of-pocket, itemized and detailed due diligence expenses.  Inland Securities reallowed, in the aggregate, $16,544 and $1,054,424 of these fees to soliciting dealers for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, we have accrued distribution and stockholder servicing fees totaling $0 and $551,298, respectively.  Inland Securities reallowed $124,682 and $99,308 of distribution and stockholder servicing fees to soliciting dealers during the years ended December 31, 2018 and 2017, respectively.

In addition, we reimbursed IREIC, its affiliates and third parties for any issuer costs that they pay on our behalf in an amount not to exceed 2.0% of the gross offering proceeds from shares sold in the Offering over the life of the Offering.  For the years ended December 31, 2018 and 2017, these costs totaled $0 and $359,383, respectively.  The Business Manager or its affiliates were to pay or reimburse any organization and offering expenses, including any “issuer costs,” that exceed 10.75% of the gross offering proceeds from Class A Shares, 6.75% of the gross offering proceeds from Class T Shares or 7.5% of the gross offering proceeds from Class T-3 Shares sold in the Offering over the life of the Offering.  Total issuer costs over the life of the Offering were $7,070,590, which exceeds the cap for such costs by $6,067,772.  The Business Manager reimbursed us an estimated amount of $6,500,000 during the year ended December 31, 2017.  This amount includes an overpayment of $432,228 which we intend to repay.

Offering costs of $1,011,419 and $1,609,242 remained unpaid as of December 31, 2018 and 2017, respectively.

Subordinated Incentive Distributions to the Special Limited Partner

As general partner of our operating partnership, we are party to the partnership agreement for the operating partnership along with the special limited partner, Inland Residential Properties Trust Special Limited Partner, LLC (the “special limited partner”), which is a wholly-owned subsidiary of IREIC.  Upon certain liquidity events, the special limited partner is entitled to receive subordinated incentive distributions from the operating partnership, which include: (1) the subordinated incentive participation in net sales proceeds; (2) the subordinated incentive listing distribution; and (3) the subordinated incentive distribution upon termination.  For the years ended December 31, 2018 and 2017, we had not paid any of these subordinated incentive distributions.

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

Other Fees and Expense Reimbursements

We reimburse the Business Manager, Real Estate Manager and entities affiliated with each of them, including IREA and its respective affiliates, as well as third parties, for any investment-related expenses they pay in connection with selecting, evaluating or acquiring any investment in real estate assets, regardless of whether we acquire a particular real estate asset, subject to the limits in our charter.  Examples of reimbursable expenses include but are not limited to legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party broker or finder’s fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs.  For the years ended December 31, 2018 and 2017, we incurred and reimbursed $0 and $218,858, respectively, in acquisition expenses.

We reimburse IREIC, the Business Manager and their respective affiliates, including the service providers, for any expenses that they pay or incur on our behalf in providing services to us, including all expenses and the costs of salaries, bonuses, benefits and severance payments for persons performing services for these entities on our behalf (except for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Business Manager).  Expenses include, but are not limited to: issuer costs, expenses incurred in connection with any sale of assets or any contribution of assets to a joint venture; expenses incurred in connection with any liquidity event; taxes and assessments on income or real property; premiums and other associated fees for insurance policies including director and officer liability insurance; expenses associated with investor communications including the cost of preparing, printing and mailing annual reports, proxy statements and other reports required by governmental entities; administrative service expenses charged to, or for the benefit of, us by third parties; audit, accounting and legal fees charged to, or for the benefit of, us by third parties; transfer agent and registrar’s fees and charges paid to third parties; and expenses relating to any offices or office facilities maintained for the use of persons employed by the Business Manager or its affiliates who provide services to us.  During the years ended December 31, 2018 and 2017, IREIC, the Business Manager and their respective affiliates incurred, on our behalf, expenses of $579,045 and $421,349, respectively.  As of December 31, 2018 and 2017, we had not reimbursed $97,041 and $98,863, respectively, of these expenses.

Other Related Party Transactions

As of December 31, 2018 and 2017, we owed $1,950,000 to IREIC related to advances used to pay administrative and offering costs.  These amounts represent non-interest bearing advances by IREIC, which we are obligated to repay.

We established a discount stock purchase policy for Inland Securities or any of its or our directors, officers, employees or affiliates, or any family members of those individuals, that enabled these parties to purchase Class A Shares at $22.81 per share.  For the year ended December 31, 2018, we did not sell any Class A Shares to these parties. We sold 11,201 Class A Shares (related party stock discounts of $24,530) to these parties during the years ended December 31, 2017.

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

Director Independence

Our business is managed under the direction and oversight of our board. The members of our board are Adrian B. Corbiere, Daniel L. Goodwin, Meredith W. Mendes, Michael W. Reid and Mitchell A. Sabshon.  As required by our charter, a majority of our directors must be “independent.”  As defined by our charter, an “independent director” is a director who is not, and within the last two years has not been, directly or indirectly associated with our sponsor, IREIC, or the Business Manager by virtue of (i) ownership of an interest in IREIC, the Business Manager or any of their affiliates, (ii) employment by IREIC, the Business Manager or any of their affiliates, (iii) service as an officer or director of IREIC, the Business Manager or any of their affiliates, (iv) performance of services, other than as a director, for the Company, (v) service as a director or trustee of more than three REITs organized by IREIC or advised by the Business Manager or (vi) maintenance of a material business or professional relationship with IREIC, the Business Manager or any of their affiliates.  For purposes of this definition, an indirect association with IREIC or the Business Manager includes circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with IREIC, the Business Manager, any of their affiliates or the Company.  A business or professional relationship is considered “material” if the aggregate gross income derived by the person from IREIC, the Business Manager and their affiliates exceeds five percent (5.0%) of either the person’s annual gross income, derived from all sources, during either of the last two years or the person’s net worth on a fair market value basis.

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

Item 14. Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by KPMG LLP, the Company’s independent registered public accounting firm (“KPMG”), for the audit of our annual financial statements for the years ended December 31, 2018 and 2017, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2018 and 2017, respectively.

Description	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit fees(1)	$150,000	$288,750
Audit-related fees	—	—
Tax fees(2)	19,340	14,526
All other fees	—	—
TOTAL	$169,340	$303,276

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

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG, and actively monitors the relationship between audit and non-audit services provided by KPMG.  The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2018 and 2017, respectively, were consistent with maintaining KPMG’s independence.  Accordingly, the audit committee has approved all of the services provided by KPMG.  As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting.  The Company also follows limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

Financial statement schedule for the year ended December 31, 2018 is submitted herewith.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Plan of Liquidation and Dissolution, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2018 (file number 000-55765))

3.1

Articles of Amendment and Restatement of Inland Residential Properties Trust, Inc., dated February 17, 2015 (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

3.2

Articles of Amendment of Inland Residential Properties Trust, Inc., dated March 12, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2015 (file number 333-199129))

3.3

Articles of Amendment of Inland Residential Properties Trust, Inc., dated May 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2015 (file number 333-199129))

3.4

Articles Supplementary of Inland Residential Properties Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

3.5

Certificate of Correction of Inland Residential Properties Trust, Inc., dated December 15, 2015 (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 6 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2015 (file number 333-199129))

3.6

Bylaws of Inland Residential Properties Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 3, 2014 (file number 333-199129))

4.1

First Amended and Restated Agreement of Limited Partnership of Inland Residential Operating Partnership, L.P., dated October 27, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 28, 2016 (file number 333-199129))

4.2

First Amendment to First Amended and Restated Agreement of Limited Partnership of Inland Residential Operating Partnership, L.P., dated February 2, 2017 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

10.1

Third Amended and Restated Dealer Manager Agreement, dated February 2, 2017 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

10.2

Amended and Restated Business Management Agreement, dated August 8, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2016 (file number 333-199129))

10.3

First Amendment to Amended and Restated Business Management Agreement, dated October 27, 2016, by and among Inland Residential Properties Trust, Inc., Inland Residential Business Manager & Advisor, Inc. and Inland Residential Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 28, 2016 (file number 333-199129))

10.4

Master Real Estate Management Agreement, dated February 17, 2015 (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.5

Employee and Director Incentive Restricted Share Plan (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

10.6

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2017 (file number 333-199129))

10.7

Trademark License Agreement (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 13, 2015 (file number 333-199129))

10.8

Purchase and Sale Agreement, dated July 20, 2015, by and between Inland Real Estate Acquisitions, Inc. and The Haven at Market Square, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.9

Assignment and Assumption of Purchase and Sale Agreement, dated September 30, 2015, by and between Inland Real Estate Acquisitions, Inc. and IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.10

Assignment and Assumption of Leases, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and The Haven at Market Square, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.11

Loan Agreement, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.12

Purchase Money Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C., Lawyers Title Realty Services, Inc., as trustee, for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.13

Assignment of Leases and Rents, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. to Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.14

Security Agreement, dated September 30, 2015, by and between IRESI Frederick Market Square, L.L.C. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.15

Environmental Indemnity Agreement, dated September 30, 2015, by IRESI Frederick Market Square, L.L.C. and Inland Real Estate Investment Corporation in favor of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 333-199129))

10.16

Modification of Loan Documents, dated September 30, 2016, by and among IRESI Frederick Market Square, L.L.C., Inland Real Estate Investment Corporation, Inland Residential Properties Trust, Inc. and Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

10.17

First Amended and Restated Secured Promissory Note, dated September 30, 2016, by IRESI Frederick Market Square, L.L.C. for the benefit of Parkway Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

10.18

Guaranty, dated September 30, 2016, by Inland Residential Properties Trust, Inc. in favor of Parkway Bank and Trust Company with respect to certain indebtedness and liabilities of IRESI Frederick Market Square, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2016 (file number 333-199129))

10.19

Purchase and Sale Agreement, dated May 30, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.20

First Amendment to Purchase and Sale Agreement, dated June 12, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.21

Second Amendment to Purchase and Sale Agreement, dated July 6, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.22

Third Amendment to Purchase and Sale Agreement, dated July 19, 2017, by and between Inland Real Estate Acquisitions, Inc. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.23

Assignment and Assumption of Purchase and Sale Agreement, dated July 27, 2017, by and between Inland Real Estate Acquisitions, Inc. and IRESI Montgomery Mitylene, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.24

Bill of Sale and Assignment and Assumption of Leases and Service Contracts, dated July 27, 2017, by and between IRESI Montgomery Mitylene, L.L.C. and Verandas at Mitylene, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2017 (file number 000-55765))

10.25

Multifamily Loan and Security Agreement, dated July 27, 2017, by and between IRESI Montgomery Mitylene, L.L.C. and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.26

Agreement for Amendment of Documents, dated July 27, 2017, by and between IRESI Montgomery Mitylene, L.L.C. and Inland Residential Properties Trust, Inc. for the benefit of Berkadia Commercial Mortgage LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.27

Multifamily Note, dated July 27, 2017, by IRESI Montgomery Mitylene, L.L.C. for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.28

Multifamily Mortgage, Assignment of Rents and Security Agreement, dated July 27, 2017, between IRESI Montgomery Mitylene, L.L.C. to Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.29

Guaranty, dated July 27, 2017, by Inland Residential Properties Trust, Inc. for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 13 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2017 (file number 333-199129))

10.30

Purchase and Sale Agreement between IRESI Vernon Hills Commons, L.L.C. and FPA Multifamily, LLC., dated December 4, 2018, as filed by the Registrant with the Securities and Exchange Commission on December 7, 2018 (file number 000- 55765))

10.31	Purchase and Sale Agreement between IRESI Montgomery Mitylene, L.L.C. and B & M Development Company, L.L.C., dated December 21, 2018*

10.32	Amendment to Purchase and Sale Agreement between IRESI Montgomery Mitylene, L.L.C. and B & M Development Company, L.L.C., dated January 23, 2019*

10.33	Second Amendment to Purchase and Sale Agreement between IRESI Montgomery Mitylene, L.L.C. and B & M Development Company, L.L.C., dated February 19, 2019*

10.34	Purchase and Sale Agreement between IRESI Frederick Market Square, L.L.C. and 515 22nd Street Limited Partnership, dated February 12, 2019*

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 29, 2019
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer	March 29, 2019
Name:	Mitchell A. Sabshon	(Principal Executive Officer)

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 29, 2019
Name:	Catherine L. Lynch	(Principal Financial Officer)

By:	/s/ Adrian B. Corbiere	Director	March 29, 2019
Name:	Adrian B. Corbiere

By:	/s/ Meredith W. Mendes	Director	March 29, 2019
Name:	Meredith W. Mendes

By:	/s/ Michael W. Reid	Director	March 29, 2019
Name:	Michael W. Reid