Form 10-Q
period 2019-03-31
Inland Residential Properties Trust, Inc.
filed 2019-05-14
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Registrant’s telephone number, including area code: 630-218-8000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 9, 2019 there were 2,183,727 shares of the registrant’s Class A common stock outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AT MARCH 31, 2019 and DECEMBER 31, 2018

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate investments at fair value	$40,000,000	$87,000,000
Cash	23,605,274	14,226,863
Total assets	63,605,274	101,226,863

LIABILITIES
Mortgages payable	$21,930,000	$49,380,000
Due to related parties	5,329,775	5,256,839
Transaction costs payable	425,751	1,245,970
Liabilities for estimated costs in excess of estimated receipts during liquidation	734,498	373,261
Total liabilities	28,420,024	56,256,070

Commitments and contingencies

Net assets in liquidation	$35,185,250	$44,970,793

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

(unaudited)

Three Months Ended March 31,
2019

Net Assets in Liquidation at December 31, 2018	$44,970,793
Initial liquidating distribution	(9,900,000)
Change in estimated costs to be incurred during liquidation	114,457
Net Assets in Liquidation at March 31, 2019	$35,185,250

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)

(unaudited)

Three Months Ended March 31,
2018
Income:
Rental income	$2,312,334
Other property income	287,541
Total income	2,599,875

Expenses:
Property operating expenses	830,893
Real estate tax expense	280,659
General and administrative expenses	480,600
Business management fee	158,415
Depreciation and amortization	1,050,613
Total expenses	2,801,180

Operating (loss)	(201,305)

Interest expense	(611,634)
Interest and other income	6,949

Net loss	$(805,990)

Net loss per common share, basic and diluted	$(0.37)

Weighted average number of common shares outstanding, basic and diluted	2,152,649

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY (GOING CONCERN BASIS)

(unaudited)

	Common Stock						Additional	Distributions and
	Class A		Class T		Class T-3		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 31, 2017	1,479,155	$1,479	404,069	$404	243,346	$243	$47,049,832	$(12,058,132)	$34,993,826
Proceeds from the offering	—	—	2,296	2	14,499	15	404,983	—	405,000
Offering costs	—	—	—	—	—	—	(34,724)	—	(34,724)
Issuance of shares from distribution reinvestment plan	9,564	9	2,702	3	1,464	1	321,932	—	321,945
Shares repurchased	—	—	(220)	—	—	—	(5,146)	—	(5,146)
Distributions declared	—	—	—	—	—	—	—	(636,913)	(636,913)
Net loss	—	—	—	—	—	—	—	(805,990)	(805,990)
Equity based compensation	37	—	—	—	—	—	3,311	—	3,311
Balance at March 31, 2018	1,488,756	$1,488	408,847	$409	259,309	$259	$47,740,188	$(13,501,035)	$34,241,309

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

(unaudited)

Three Months Ended March 31,
2018
Cash flows from operating activities:
Net loss	$(805,990)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,050,613
Amortization of debt issuance costs	10,262
Amortization of equity based compensation	3,311
Changes in assets and liabilities:
Accounts payable and accrued expenses	270,204
Accounts and rents receivable	31,170
Due to related parties	197,204
Other liabilities	48,161
Other assets	79,993
Net cash flows provided by operating activities	884,928

Cash flows from investing activities:
Capital expenditures	(75,566)
Net cash flows used in investing activities	(75,566)

Cash flows from financing activities:
Payment of note payable	(3,500,000)
Proceeds from offering	405,000
Distributions paid	(308,964)
Shares repurchased	(5,146)
Payment of offering costs	(224,846)
Net cash flows provided by (used in) financing activities	(3,633,956)

Net decrease in cash and cash equivalents	$(2,824,594)
Cash and cash equivalents, at beginning of the period	7,556,763
Cash and cash equivalents, at end of period	$4,732,169

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS) (continued)

(unaudited)

Three Months Ended March 31,
2018
Supplemental disclosure of cash flow information:

Cash paid for interest	$622,446

Distributions payable	$219,862

Accrued offering costs payable	$532,357

Common stock issued through distribution reinvestment plan	$321,945

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Residential Properties Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2018, which are included in the Company’s 2018 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

NOTE 1 - ORGANIZATION

The Company was formed on December 19, 2013 to primarily acquire and manage a portfolio of multi-family properties located primarily in the top 100 United States metropolitan statistical areas, which generally contain populations greater than 500,000 people. The Company entered into a business management agreement (as amended, the “Business Management Agreement”) with Inland Residential Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company. Substantially all of the Company’s business is conducted through Inland Residential Operating Partnership, L.P. the (“operating partnership”), of which the Company is the sole general partner. The Company elected to be taxed as a real estate investment trust for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the tax year ended December 31, 2015.

On September 17, 2018, the Company’s board of directors approved the sale of all or substantially all of the Company’s assets, the Company’s liquidation and the Company’s dissolution pursuant to a plan of liquidation (the “Plan of Liquidation”), subject to the approval of the Company’s stockholders. The Company’s stockholders approved the Plan of Liquidation on December 18, 2018. The approval of the Plan of Liquidation by the Company’s stockholders caused the Company’s basis of accounting to change from the going-concern basis (the “Going-Concern Basis”) to the liquidation basis of accounting (the “Liquidation Basis of Accounting”).

On March 29, 2019, the Company sold to an unaffiliated third party “The Retreat at Market Square,” located in Frederick, Maryland, for a sale price of $47,000,000. At the closing, the Company received net proceeds of $18,758,218 representing the sale price of $47,000,000, net of closing costs, commissions, and certain prorations and adjustments, and the full repayment of $27,450,000 in mortgage debt that encumbered the property.

At March 31, 2019, the Company owned one multi-family community totaling 332 residential units.  The property consists of 376,968 square feet of gross leasable area. During the three months ended March 31, 2019, the property’s average occupancy was 92.3% and at March 31, 2019, 307 units, or 96.4% of the total units were leased. While pursuing liquidation pursuant to the Plan of Liquidation, the Company intends to continue to manage its remaining real estate property.

The Plan of Liquidation

Pursuant to the plan, the Company expects to sell or otherwise dispose of all or substantially all of its properties and assets (including any assets held by the operating partnership and its and the Company’s subsidiaries). Following the completion of the sale or transfer of all of its assets in accordance with the Plan of Liquidation, the Company will pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of its assets to its stockholders, wind up its operations and dissolve.

Pursuant to the Plan of Liquidation, on January 25, 2019, the Company paid an initial liquidating distribution of $4.53 per share of the Company’s Class A common stock, $.001 par value per share (“Class A Share”), to stockholders of record as of the close of business on January 25, 2019 (the “Initial Liquidating Distribution”). For information on the Company’s payment of the Second Liquidating Distribution (defined in Note 12 below), see Note 12, “Subsequent Events — Second Liquidating Distribution.”

The Company’s common stock is currently registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Company may, after filing its articles of dissolution, seek relief from the Securities and Exchange Commission (the “SEC”) from the reporting requirements under the Exchange Act. The Company anticipates that, if relief is granted, the Company would continue to file current reports on Form 8-K to disclose material events relating to its liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019, under the heading Note 2 – “Summary of Significant Accounting Policies.” There has been no change to the Company’s significant accounting policies during the three months ended March 31, 2019 except as noted below.

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

Basis of Presentation

Pre Plan of Liquidation

All financial results and disclosures for the three months ended March 31, 2018, which was completed prior to the Company adopting the Liquidation Basis of Accounting, are presented on a Going-Concern Basis, which contemplated the realization of assets and liabilities in the normal course of business. As a result, the consolidated statement of operations, the consolidated statement of equity and the consolidated statement of cash flows for the three months ended March 31, 2018 are presented on a Going-Concern Basis. For a discussion of significant accounting polices applicable to the going concern financial statements, see the Company’s 2018 Annual Report on Form 10-K.

Post Plan of Liquidation

As a result of the approval of the Plan of Liquidation by the Company’s stockholders, the Company has adopted the Liquidation Basis of Accounting as of December 18, 2018 and for the subsequent periods in accordance with U.S. GAAP. The consolidated statements of net assets, presented as of March 31, 2019 and December 31, 2018, and the consolidated statement of changes in net assets, presented for the three months ended March 31, 2019, are presented using the Liquidation Basis of Accounting.

The consolidated statements of net assets presents the estimated amount of net assets that the Company expects to be available for distribution at the end of its Plan of Liquidation. Accordingly, as of March 31, 2019 and December 31, 2018 the Company’s net assets are presented at estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company expects to collect on disposal of assets as it carries out the Plan of Liquidation. The liquidation value of the Company’s assets is presented on an undiscounted basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

The consolidated statement of changes in net assets reflects changes in net assets in liquidation for the three months ended March 31, 2019, as further described below.

The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the consolidated statements of net assets. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for the amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period. See Note 4 — “Net Assets in Liquidation” for further discussion.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3 – EQUITY

The Company commenced an offering of Class A Shares and shares of Class T common stock, $.001 par value per share (“Class T Shares”) on February 17, 2015 (the “Offering”) and, effective February 2, 2017, the Company reallocated certain of the remaining shares offered in the Offering to offer shares of Class T-3 common stock, $.001 par value per share (“Class T-3 Shares”). The Company ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018. Excluding the distribution reinvestment plan (as amended, the “DRP”), the Company issued 1,401,711 Class A Shares, 390,230 Class T Shares and 255,666 Class T-3 Shares generating gross proceeds of approximately $50 million from the Offering. On January 23, 2019, all of the Company’s outstanding Class T Shares and Class T-3 Shares automatically converted to Class A Shares. As of March 31, 2019, the Company had 2,183,727 Class A Shares outstanding.

Historically, the Company provided the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders. On September 17, 2018, in contemplation of the Plan of Liquidation, which was still pending at that time, the Company’s board of directors determined to terminate the Company’s DRP and share repurchase program (“SRP”).

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

Distributions reinvested through the DRP were $321,945 for the three months ended March 31, 2018.

Share Repurchase Program

Prior to September 17, 2018, which was prior to the transition to the Liquidation Basis of Accounting, under the SRP, the Company was authorized, in its discretion, to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who had held their shares for at least one year, if requested. Subject to funds being available, the Company limited the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Funding for the SRP was limited to the proceeds that the Company received from the DRP during the same period. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applied.

Repurchases through the SRP were $5,146 during the three months ended March 31, 2018.

NOTE 4 – NET ASSETS IN LIQUIDATION

Net assets in liquidation decreased by $9,785,543 during the three months ended March 31, 2019 to $35,185,250. The changes were due to the Initial Liquidating Distribution of $9,900,000 and a $114,457 reduction in estimated costs to be incurred during liquidation. Net assets in liquidation includes projections of costs and expenses to be incurred during the period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates, and they could change materially based on changes in the underlying assumptions of the projected cash flows. The amount of net cash proceeds available for distribution pursuant to the Plan of Liquidation depends on a variety of factors, including, but not limited to, the amount required to pay both existing liabilities and obligations as well as any contingent liabilities and the cost of operating the Company through the date of its final dissolution. The net

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

assets in liquidation value is based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive in the Plan of Liquidation.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

Amortization pertaining to acquired in place lease value is summarized below:

Three Months Ended March 31,
Amortization recorded as amortization expense:	2018
Acquired in place lease value	$116,070

NOTE 6 – MORTGAGES PAYABLE, NET

As of March 31, 2019 and December 31, 2018, the Company had the following mortgages payable:

			March 31, 2019		December 31, 2018
Type of Debt	Maturity Date	Interest Rate per Annum	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Mortgages Payable:
The Retreat at Market Square	September 30, 2023 (1)	3.64%	$—		$27,450,000
Verandas at Mitylene	August 1, 2027	3.88%	21,930,000		21,930,000
Total debt			$21,930,000	3.88%	$49,380,000	3.75%

(1)	The mortgage was paid in full in connection with the sale of the property on March 29, 2019.

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt was $21,930,000 and $49,380,000 as of March 31, 2019 and December 31, 2018, respectively, and its estimated fair value was $21,930,000 and $49,380,000 as of March 31, 2019 and December 31, 2018, respectively.

The mortgage loan requires compliance with certain covenants such as debt service ratios, investment restrictions and distribution limitations.  As of March 31, 2019, the Company is in compliance with all financial covenants related to its mortgage loan.

NOTE 7 – DISTRIBUTIONS

In light of the Plan of Liquidation, the Company’s board of directors ceased declaring and paying regular distributions to the Company’s stockholders following the distributions to stockholders of record with respect to each day during the month of October 2018. From January 1, 2018 through February 28, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002768493 per Class T Share and $0.003306849 per Class T-3 Share, based on a 365-day period. From March 1 through March 31, 2018, distributions were declared in a daily amount equal to $0.003424658 per Class A Share, $0.002758488 per Class T Share and $0.003323017 per Class T-3 Share, based on a 365-day period.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Three Months Ended
March 31,
2018
Distributions paid	$308,964
Distributions declared	$636,913

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

At March 31, 2019, there were no unvested restricted shares. Upon the approval of the Plan of Liquidation by the Company’s stockholders on December 18, 2018, all 1,791 outstanding restricted shares held by the Company’s non-employee directors vested immediately and the unamortized balance was expensed. Prior to the transition to Liquidation Basis of Accounting, the grant-date value of the restricted shares was amortized over the vesting period representing the requisite service period.  Compensation expense associated with the director restricted shares is included in general and administrative expenses in the accompanying consolidated financial statements. Compensation expense under the RSP was $3,311 for the three months ended March 31, 2018.

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment, multi-family real estate, as defined by U.S. GAAP for the three months ended March 31, 2019 and 2018.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2019 and 2018. The Sponsor and its affiliates will not require repayment of acquisition related costs (fee), certain offering costs, mortgage financing fee and Sponsor non-interest bearing advances until subsequent to 12 months from the issuance of this report or upon liquidation if earlier.

		Three Months Ended March 31,		Amount Unpaid as of
		Liquidation Basis	Going Concern Basis
		2019	2018	March 31, 2019	December 31, 2018
General and administrative reimbursements	(a)	$102,026	$166,826	$69,029	$97,041

Acquisition related costs	(b)	—	$—	$686,250	$686,250
Offering costs	(c)	—	$20,151	$1,011,419	$1,011,419
Reimbursement of offering costs	(d)	—	$3,976	$432,228	$432,228
Business management fee	(e)	$100,948	$158,415	$1,066,474	$965,526
Mortgage financing fee	(f)	—	$—	$114,375	$114,375
Sponsor non-interest bearing advances	(g)	—	$—	$1,950,000	$1,950,000

Property management fee		$79,767	$104,447	$—	$—
Property operating expenses		144,370	219,448	—	—
Total property operating expenses	(h)	$224,137	$323,895	$—	$—

(a)

The Business Manager and its affiliates are entitled to reimbursement for certain general and administrative expenses incurred relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated statements of net assets as of March 31, 2019 and December 31, 2018.

(b)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.  The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to transactions occurring on or after August 8, 2016. The Business Manager and its affiliates continue to be reimbursed for acquisition related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement.  There were no related party acquisition costs incurred during the three months ended March 31, 2019 and 2018. Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated statements of net assets as of March 31, 2019 and December 31, 2018. The Business Manager will not require the repayment of $686,250 until at least one-year after the filing date of this report or upon liquidation, if earlier.

(c)

The Company reimbursed the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. As of March 31, 2019 and December 31, 2018, unpaid amounts are included in due to related parties in the consolidated statements of net assets An affiliate of the Business Manager also received selling commissions equal to 6.0% of the sale price for each Class A Share sold,  2.0% of the sale price for each Class T Share sold and 3.0% of the sale price for each Class T-3 Share sold and a dealer manager fee equal to 2.75% of the sale price for each Class A and Class T Share sold and 2.5% of the sale price for each Class T-3 Share sold, the majority of which was re-allowed (paid) to third party soliciting dealers. The Company did not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and paid no or reduced selling commissions and dealer manager fees in connection with certain special sales. Prior to November 1, 2018, the Company paid a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share and Class T-3 Share sold in the Offering.  The fee was not paid at the time of the purchase. The Company accounted for the total fee

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

as a charge to equity at the time each Class T Share or Class T-3 Share was sold in the Offering and recorded a corresponding payable in due to related parties. The distribution and stockholder servicing fee was payable monthly in arrears as it became contractually due. At March 31, 2019 and December 31, 2018, there were no unpaid distribution and stockholder servicing fees. The Sponsor will not require the repayment of the unpaid offering costs equal to $1,011,419 until at least one-year after the filing date of this report or upon liquidation, if earlier.

(d)

Organization and offering expenses, excluding selling commissions and dealer manager fees (“other organization and offering expenses”), could not exceed 2.0% of the gross Offering proceeds (the “maximum expense cap”). To the extent that other organization and offering expenses exceeded the maximum expense cap, the excess expenses were required to be paid by the Business Manager with no recourse to the Company. Other organization and offering expenses exceeded the maximum expense cap. Total offering costs were $10,972,727, of which $7,070,590 were other organization and offering expenses subject to the maximum expense cap.  These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses. Total proceeds raised in the Offering were $50,140,908, resulting in cap excess of $6,067,772.  The Business Manager reimbursed the Company an estimated amount of $6,500,000 during the year ended December 31, 2017.  This amount includes an overpayment of $432,228 which is included in due to related parties in the accompanying consolidated statements of net assets at March 31, 2019 and December 31, 2018.

(e)

The Company pays the Business Manager an annual business management fee equal to 0.6% of its “average invested assets,” payable quarterly in an amount equal to 0.15% of the Company’s average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities or consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts as of March 31, 2019 and December 31, 2018 are included in due to related parties in the consolidated statements of net assets.

(f)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager, or its affiliates, a mortgage financing fee equal to 0.25% of the amount available or borrowed under the financing or the assumed debt if the Business Manager or its affiliates provided services in connection with the origination or refinancing of any debt that the Company obtained and used to finance properties or other assets, or that was assumed, directly or indirectly, in connection with the acquisition of properties or other assets.  Pursuant to the amended Business Management Agreement, mortgage financing fees were eliminated with respect to transactions occurring on or after August 8, 2016.  Mortgage financing fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the consolidated statements of net assets as of March 31, 2019 and December 31, 2018. The Business Manager will not require the repayment of $114,375 until at least one-year after the filing date of this report or upon liquidation, if earlier.

(g)

This amount represents non-interest bearing advances made by the Sponsor which the Company intends to repay.  Unpaid amounts are included in due to related parties in the accompanying consolidated statements of net assets as of March 31, 2019 and December 31, 2018. The Sponsor will not require the repayment of $1,950,000 until at least one-year after the filing date of this report, or upon liquidation, if earlier.

(h)

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 12 – SUBSEQUENT EVENTS

Second Liquidating Distribution

On April 2, 2019, the Company declared the Second Liquidating Distribution of $8.59 per Class A Share to stockholders of record as of the close of business on April 2, 2019. The Second Liquidating Distribution was paid on April 11, 2019 from the net proceeds of the sale of “The Retreat at Market Square.”

Estimated Value Per Share

Upon the payment of the Second Liquidating Distribution on April 11, 2019, the previously Estimated Per Share NAV as of February 1, 2019 was reduced to reflect payment of the Second Liquidating Distribution of $8.59.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Residential Properties Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019, and factors described below:

•	There is no established public trading market for our shares which are, and will continue to be, illiquid;
•

Our board of directors may terminate or delay implementation of the sale of all or substantially all of our assets, our liquidation and our dissolution pursuant to a plan of liquidation approved by our stockholders on December 18, 2018 (the “Plan of Liquidation”);

•

Although we anticipate selling all of our assets and completing our liquidation within six months after the December 18, 2018 stockholder approval of the Plan of Liquidation, we cannot guarantee the amount or exact timing of any additional liquidating distributions to our stockholders;

•

During September 2018, in contemplation of the Plan of Liquidation, which was still pending at that time, our board of directors determined that we will cease declaring and paying regular distributions to our stockholders after the previously-declared October 2018 distributions. There can be no assurance we will resume paying distributions, or at what rate;

•

Because our portfolio only consists of one property, our fixed operating expenses constitute a greater percentage of our gross income and, as a result, may make it more difficult to generate sufficient income to provide for a full return of invested capital to stockholders;

•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•

Disruptions in the financial markets and uncertain economic conditions could adversely affect the value of our remaining real estate property and the amount of any additional liquidating distributions we pay to our stockholders;

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

The following discussion and analysis relates to the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

We commenced our “reasonable best efforts” offering (the “Offering”) of shares of Class A common stock, $.001 par value per share (“Class A Shares”) and shares of Class T common stock, $.001 par value per share (“Class T Shares”) on February 17, 2015 and, effective February 2, 2017, we reallocated certain of the remaining shares being offered in our Offering to offer shares of Class T-3 common stock, $.001 par value per share (“Class T-3 Shares”).  We ceased accepting subscriptions agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018.  Excluding the distribution reinvestment plan (as amended, the “DRP”), the Company issued 1,401,711 Class A Shares, 390,230 Class T Shares and 255,666 Class T-3 Shares generating gross proceeds of approximately $50 million from the Offering.

Plan of Liquidation

On September 17, 2018, our board of directors approved the Plan of Liquidation, subject to the approval of our stockholders. On December 18, 2018, our stockholders approved the Plan of Liquidation. As a result of our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting (the “Liquidation Basis of Accounting”) as of December 18, 2018.

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

We anticipate selling all of our assets and completing our liquidation within six months after the December 18, 2018 stockholder approval of the Plan of Liquidation. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our remaining real estate property. We have paid two liquidating distributions to our stockholders during the liquidation process as described further below and expect to pay the final liquidating distribution after we sell our remaining real estate property, pay all of our known liabilities and provide for unknown or contingent liabilities.

However, we can give no assurance regarding the timing of the sale of our remaining real estate property in connection with the implementation of the Plan of Liquidation, the sale price we will receive for the property, and the amount or timing of any additional liquidating distributions we pay to our stockholders. If we cannot sell our remaining real estate property and pay our debts within twenty-four months from December 18, 2018, we intend to transfer and assign our remaining assets and liabilities to a liquidating trust and distribute beneficial interests in the liquidating trust to our stockholders equivalent to each stockholder’s ownership interests in the Company at that time.

In light of the Plan of Liquidation, our board of directors ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of October 2018. On January 23, 2019, all of our outstanding Class T Shares and Class T-3 Shares automatically converted to Class A Shares. On January 25, 2019, we paid an initial liquidating distribution of $4.53 per Class A Share to our stockholders of record as of the close of business on January 25, 2019 (the “Initial Liquidating Distribution”). On April 11, 2019, we paid a second liquidating distribution of $8.59 per Class A Share to our stockholders of record as of the close of business on April 2, 2019 (the “Second Liquidating Distribution”). The Initial Liquidating Distribution was funded from the net proceeds of the sale of our first property, “The Commons at Town Center,” and the Second Liquidating Distribution was funded from the net proceeds of the sale of our second property, “The Retreat at Market Square.”

On February 5, 2019, our board of directors unanimously approved an estimated per share net asset value of Class A Shares (the “Estimated Per Share NAV”) as of February 1, 2019 equal to $16.06 per Class A Share. The Estimated Per Share NAV as of February 1, 2019 represented an estimate, prepared by the Business Manager, of the total cash that may be available to distribute to our stockholders in one or more liquidating distributions pursuant to the Plan of Liquidation equal to approximately $20.59 per Class A Share, reduced by the Initial Liquidating Distribution. Upon the payment of the Second Liquidating Distribution on April 11, 2019, the Estimated Per Share NAV as of February 1, 2019 of $16.06 was reduced to $7.47, reflecting payment of the Second Liquidating Distribution of $8.59. There can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to our stockholders pursuant to the Plan of Liquidation. This amount may vary from the Estimated Per Share NAV and the net assets in liquidation value per Class A Share. See “Item 1A. Risk Factors - Both the Estimated Per Share NAV and net assets in liquidation value per Class A Share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive.” During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for any additional liquidating distribution to our stockholders.

Historically, we provided the DRP and a share repurchase program (“SRP”) to facilitate additional investment in our shares and to provide limited liquidity for stockholders. On September 17, 2018, in contemplation of the Plan of Liquidation, which was still pending at that time, the Company’s board of directors determined to terminate the DRP and SRP.

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

The Retreat at Market Square – property sale – On March 29, 2019, we sold to an unaffiliated third party “The Retreat at Market Square,” located in Frederick, Maryland, for a sale price of $47.0 million. At the closing, we received net proceeds of approximately $18.8 million representing the sale price of $47.0 million, net of closing costs, commissions, and certain prorations and adjustments, and the full repayment of approximately $27.5 million in mortgage debt that encumbered the property.

The Verandas at Mitylene – contract for sale – On December 21, 2018, we entered into a contract to sell to an unaffiliated third party “The Verandas at Mitylene,” located in Montgomery, Alabama, for a sale price of approximately $40.5 million minus the principal amount outstanding on an approximately $21.9 million mortgage loan to be assumed by the buyer, closing costs, commissions, and certain prorations and adjustments. Sale of the property is subject to conditions contained in the agreement, as amended on January 23, 2019 and February 19, 2019, including the lender’s approval of the buyer’s assumption of the mortgage loan. On April 9, 2019, the buyer exercised its right under the agreement to extend the loan assumption period until May 12, 2019. On May 9, 2019, the buyer exercised the second loan extension for an additional thirty days. If the buyer does not receive loan assumption approval by the end of the second extension period, either party may terminate the agreement.

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our remaining property
•	Interest & principal payments on mortgage loan	•	Proceeds from the sale of our remaining property
•	Property operating expenses for our remaining property
•	General and administrative expenses including expenses in connection with the Plan of Liquidation
•	Final liquidating distribution to stockholders
•	Non-transaction based fees payable to our Business Manager and Real Estate Manager
•	Capital expenditures
•	Liquidation costs
•	Payment to Sponsor and its affiliates of deferred advances and fees

We intend to use our cash on hand, proceeds from the sale of our remaining real estate property and cash flow from operations generated by our remaining real estate property as our primary sources of liquidity during liquidation. Cash flows from operations from our remaining real estate property is primarily dependent upon the occupancy level of the property, the rental rates on our leases, the collectability of rent and how well we manage our expenditures. As of March 31, 2019, we owned one real estate property, which was 96.4% occupied and which is under contract to sell. We anticipate completing the sale of this property during the second quarter of 2019. However, we can give no assurance regarding the timing of the sale of our remaining real estate property in connection with the implementation of the Plan of Liquidation, the sale price we will receive for the property, and the amount or timing of any additional liquidating distributions we pay to our stockholders. We believe that potential net proceeds from the sale of our remaining real estate property, cash flow from operations and cash on hand will be sufficient to meet our liquidity needs during our liquidation. Following the completion of the sale or transfer of all of our assets in accordance with the Plan of Liquidation, we will pay or provide for our liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders, wind up our operations and dissolve.

During the three months ended March 31, 2019, we sold one real estate property. On March 29, 2019, we completed the sale of “The Retreat at Market Square.” At the closing, we received net proceeds of approximately $18.8 million representing the sale price of $47.0 million, net of closing costs, commissions, and certain prorations and adjustments, and the full repayment of approximately $27.5 million in mortgage debt that encumbered the property.

As of March 31, 2019, our total debt outstanding, excluding unamortized debt issuance costs, of approximately $21.9 million consisted of one mortgage loan which bore interest at 3.88% per annum.

On April 11, 2019, we paid the Second Liquidating Distribution in an aggregate amount of $18.8 million. The Second Liquidating Distribution was funded from the net proceeds of the sale of “The Retreat at Market Square.”

The DRP and SRP were terminated on September 17, 2018 in contemplation of the Plan of Liquidation, which was still pending at that time.

Cash Flows for the Three Months Ended March 31, 2018

Operating activities

Cash provided by operating activities was $884,928 for the three months ended March 31, 2018 primarily from cash generated from property operations.

Investing activities

Cash used in investing activities of $75,566 for the three months ended March 31, 2018 related to improvements at certain properties.

Financing activities

Cash used in financing activities was $3,633,956 for the three months ended March 31, 2018. During the three months ended March 31, 2018, we generated proceeds from the sale of our shares, net of offering costs paid, of $180,154. During the three months ended March 31, 2018, we paid off our note payable in an aggregate amount of $3,500,000. During the three months ended March 31, 2018, we paid $308,964 in distributions and repurchased $5,146 of shares in 2018.

Results of Operations

As a result of our stockholders’ approval of the Plan of Liquidation and our adoption of Liquidation Basis of Accounting as of December 18, 2018, the results of operations for the current year period are not comparable to the prior year period.

Changes in Net Assets in Liquidation for the Three Months Ended March 31, 2019

Net assets in liquidation decreased by $9,785,543 during the three months ended March 31, 2019 to $35,185,250. The changes were due to the Initial Liquidating Distribution of $9,900,000 and a $114,457 reduction in estimated costs to be incurred during liquidation. Net assets in liquidation includes projections of costs and expenses to be incurred during the period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates, and they could change materially based on changes in the underlying assumptions of the projected cash flows. The amount of net cash proceeds available for distribution pursuant to the Plan of Liquidation depends on a variety of factors, including, but not limited to, the amount required to pay both existing liabilities and obligations as well as any contingent liabilities and the cost of operating the Company through the date of its final dissolution. The net assets in liquidation value is based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive in the Plan of Liquidation.

Distributions

A summary of the cash distributions declared and paid, and cash flows provided by operations for the three months ended March 31, 2018:

Three Months Ended March 31,
2018

Total cash distributions declared	$636,913

Total cash distributions paid	$630,909
Cash distributions paid	308,964
Distributions reinvested via DRP	321,945

Cash flows provided by operations	$884,928
Net offering proceeds	$180,154

Subsequent to our payment of the October 2018 monthly distribution on November 1, 2018, we ceased paying regular monthly distributions. We do not expect to pay regular distributions during the liquidation process. On January 25, 2019, we paid an Initial Liquidating Distribution payable to stockholders in the amount of $9.9 million, or $4.53 per Class A Share. The Initial Liquidating Distribution was funded from the net proceeds of the sale of “The Commons at Town Center.” On April 11, 2019, we paid the Second Liquidating Distribution payable to stockholders in the amount of $18.8 million, or $8.59 per Class A Share. The Second Liquidating Distribution was funded from the net proceeds of the sale of “The Retreat at Market Square.”

As a result of our stockholders’ approval of the Plan of Liquidation and our adoption of Liquidation Basis of Accounting as of December 18, 2018, the results of operations for the current year period are not comparable to the prior year period.

Critical Accounting Policies

Disclosures discussing all significant accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019, under the heading “Critical Accounting Policies”. There have been no changes to our critical accounting policies during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 12 – “Subsequent Events” which is included in our March 31, 2019 Notes to Consolidated Financial Statements in Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

We cannot determine at this time the amount or timing of any further liquidating distributions to our stockholders.

We paid the Initial Liquidating Distribution of $4.53 per Class A Share in January 2019 and the Second Liquidating Distribution of $8.59 per Class A Share in April 2019. We anticipate paying an additional liquidating distribution or distributions in the future, but we cannot determine at this time when we will be able to pay, or the amount of, any further liquidating distributions. The ultimate amount that we will distribute to stockholders in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our properties, the actual fees and expenses incurred in connection with the sale of our properties, the actual expenses incurred in the administration of our properties prior to disposition, the actual general and administrative expenses of the Company, our ability to continue to meet the requirements necessary to retain our status as a REIT throughout the period of the liquidation process, our ability to avoid entity-level U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales price of our remaining property is less than we expect, distributions to stockholders will be reduced.

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

The Estimated Per Share NAV as of April 11, 2019 of $7.47 per Class A Share (which reflects the payment of the Second Liquidating Distribution of $8.59 per Class A Share) are based on certain assumptions and estimates. There can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to our stockholders pursuant to the Plan of Liquidation. This amount may vary from the Estimated Per Share NAV and the net assets in liquidation included in the accompanying consolidated financial statements. Moreover, neither the Estimated Per Share NAV nor the net assets in liquidation value per Class A Share represents: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company. There is also no assurance that the methodology used to estimate our value per share will be acceptable to broker dealers for customer account purposes or to the Financial Industry Regulatory Authority, Inc. or that it will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code.

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

Share Repurchase Program

On September 17, 2018, in contemplation of the Plan of Liquidation which was still pending at that time, our board of directors approved the termination of the SRP.

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

3.1

Articles of Amendment and Restatement of Inland Residential Properties Trust, Inc., dated February 17, 2015 (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

3.2

Articles of Amendment of Inland Residential Properties Trust, Inc., dated March 12, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2015 (file number 333-199129))

3.3

Articles of Amendment of Inland Residential Properties Trust, Inc., dated May 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2015 (file number 333-199129))

3.4

Articles Supplementary of Inland Residential Properties Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

3.5

Certificate of Correction of Inland Residential Properties Trust, Inc., dated December 15, 2015 (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 6 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2015 (file number 333-199129))

3.6

Bylaws of Inland Residential Properties Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 3, 2014 (file number 333-199129))

10.1

Amendment to Purchase and Sale Agreement between IRESI Montgomery Mitylene, L.L.C. and B & M Development Company, L.L.C., dated January 23, 2019 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 29, 2019 (file number 000-55765))

10.2

Second Amendment to Purchase and Sale Agreement between IRESI Montgomery Mitylene, L.L.C. and B & M Development Company, L.L.C., dated February 19, 2019 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 29, 2019 (file number 000-55765))

10.3

Purchase and Sale Agreement between IRESI Frederick Market Square, L.L.C. and 515 22nd Street Limited Partnership, dated February 12, 2019 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 29, 2019 (file number 000-55765))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the Securities and Exchange Commission on May 14, 2019 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Net Assets; (ii) Consolidated Statement of Changes in Net Assets; (iii) Consolidated Statement of Operations; (iv) Consolidated Statement of Equity; (v) Consolidated Statement of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	May 14, 2019

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	May 14, 2019