Form 10-Q
period 2019-06-30
Inland Residential Properties Trust, Inc.
filed 2019-08-06
CIK 1595627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 1, 2019 there were 2,183,727 shares of the registrant’s Class A common stock outstanding.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AT JUNE 30, 2019 and DECEMBER 31, 2018

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate investments at fair value	$40,000,000	$87,000,000
Cash	4,904,655	14,226,863
Total assets	44,904,655	101,226,863

LIABILITIES
Mortgages payable	$21,930,000	$49,380,000
Due to related parties	5,399,441	5,256,839
Transaction costs payable	425,751	1,245,970
Liabilities for estimated costs in excess of estimated receipts during liquidation	667,495	373,261
Total liabilities	28,422,687	56,256,070

Commitments and contingencies

Net assets in liquidation	$16,481,968	$44,970,793

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

(unaudited)

Three Months Ended June 30, 2019

Net Assets in Liquidation at March 31, 2019	$35,185,250
Second liquidating distribution	(18,758,219)
Change in estimated costs to be incurred during liquidation	54,937
Net Assets in Liquidation at June 30, 2019	$16,481,968

Six Months Ended June 30, 2019

Net Assets in Liquidation at December 31, 2018	$44,970,793
Initial liquidating distribution	(9,900,000)
Second liquidating distribution	(18,758,219)
Change in estimated costs to be incurred during liquidation	169,394
Net Assets in Liquidation at June 30, 2019	$16,481,968

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)

(unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Income:
Rental income	$2,309,367	$4,621,701
Other property income	304,758	592,299
Total income	2,614,125	5,214,000

Expenses:
Property operating expenses	833,079	1,663,972
Real estate tax expense	276,468	557,127
General and administrative expenses	325,518	806,118
Business management fee	158,563	316,978
Depreciation and amortization	952,763	2,003,376
Total expenses	2,546,391	5,347,571

Operating income (loss)	67,734	(133,571)

Interest expense	(607,066)	(1,218,700)
Interest and other income	5,390	12,339

Net loss	$(533,942)	$(1,339,932)

Net loss per common share, basic and diluted	$(0.25)	$(0.62)

Weighted average number of common shares outstanding, basic and diluted	2,156,997	2,154,835

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY (GOING CONCERN BASIS)

(unaudited)

For the three months ended June 30, 2018:
	Common Stock						Additional	Distributions and
	Class A		Class T		Class T-3		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at March 31, 2018	1,488,756	$1,488	408,847	$409	259,309	$259	$47,740,188	$(13,501,035)	$34,241,309
Offering costs	—	—	—	—	—	—	(30)	—	(30)
Issuance of shares from distribution reinvestment plan	9,795	10	2,569	2	1,594	2	326,748	—	326,762
Shares repurchased	(12,906)	(13)	(2,909)	(2)	—	—	(354,700)	—	(354,715)
Distributions declared	—	—	—	—	—	—	—	(644,988)	(644,988)
Net loss	—	—	—	—	—	—	—	(533,942)	(533,942)
Equity based compensation	365	—	—	—	—	—	2,707	—	2,707
Balance at June 30, 2018	1,486,010	$1,485	408,507	$409	260,903	$261	$47,714,913	$(14,679,965)	$33,037,103

For the six months ended June 30, 2018:
	Common Stock						Additional	Distributions and
	Class A		Class T		Class T-3		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Total
Balance at December 31, 2017	1,479,155	$1,479	404,069	$404	243,346	$243	$47,049,832	$(12,058,132)	$34,993,826
Proceeds from the offering	—	—	2,296	2	14,499	15	404,983	—	405,000
Offering costs	—	—	—	—	—	—	(34,754)	—	(34,754)
Issuance of shares from distribution reinvestment plan	19,359	19	5,271	5	3,058	3	648,680	—	648,707
Shares repurchased	(12,906)	(13)	(3,129)	(2)	—	—	(359,846)	—	(359,861)
Distributions declared	—	—	—	—	—	—	—	(1,281,901)	(1,281,901)
Net loss	—	—	—	—	—	—	—	(1,339,932)	(1,339,932)
Equity based compensation	402	—	—	—	—	—	6,018	—	6,018
Balance at June 30, 2018	1,486,010	$1,485	408,507	$409	260,903	$261	$47,714,913	$(14,679,965)	$33,037,103

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

(unaudited)

Six Months Ended June 30,
2018
Cash flows from operating activities:
Net loss	$(1,339,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,003,376
Amortization of debt issuance costs	18,124
Amortization of equity based compensation	6,018
Changes in assets and liabilities:
Accounts payable and accrued expenses	320,713
Accounts and rents receivable	15,426
Due to related parties	310,959
Other liabilities	3,933
Other assets	128,504
Net cash flows provided by operating activities	1,467,121

Cash flows from investing activities:
Capital expenditures	(121,088)
Net cash flows used in investing activities	(121,088)

Cash flows from financing activities:
Payment of note payable	(3,500,000)
Proceeds from offering	405,000
Distributions paid	(634,616)
Shares repurchased	(359,861)
Payment of offering costs	(267,129)
Net cash flows used in financing activities	(4,356,606)

Net decrease in cash and cash equivalents	(3,010,573)
Cash and cash equivalents, at beginning of the period	7,556,763
Cash and cash equivalents, at end of period	$4,546,190

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS) (continued)

(unaudited)

Six Months Ended June 30,
2018
Supplemental disclosure of cash flow information:

Cash paid for interest	$1,223,960

Distributions payable	$212,435

Accrued offering costs payable	$490,105

Common stock issued through distribution reinvestment plan	$648,707

See accompanying notes to consolidated financial statements.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

At June 30, 2019, the Company owned one multi-family community totaling 332 residential units.  The property consists of 376,968 square feet of gross leasable area. At June 30, 2019, 324 units, or 97.6% of the total units were leased. While pursuing liquidation pursuant to the Plan of Liquidation, the Company intends to continue to manage its remaining real estate property.

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

Pursuant to the Plan of Liquidation, on January 25, 2019, the Company paid an initial liquidating distribution of $4.53 per share of the Company’s Class A common stock, $.001 par value per share (“Class A Share”), to stockholders of record as of the close of business on January 25, 2019 (the “Initial Liquidating Distribution”). On April 11, 2019, the Company paid a second liquidating distribution of $8.59 per Class A Share to stockholders of record as of the close of business on April 2, 2019 (the “Second Liquidating Distribution”).

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019, under the heading Note 2 – “Summary of Significant Accounting Policies.” There has been no change to the Company’s significant accounting policies during the six months ended June 30, 2019 except as noted below.

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

Basis of Presentation

Pre Plan of Liquidation

All financial results and disclosures for the six months ended June 30, 2018, which was completed prior to the Company adopting the Liquidation Basis of Accounting, are presented on a Going-Concern Basis, which contemplated the realization of assets and liabilities in the normal course of business. As a result, the consolidated statement of operations and the consolidated statement of equity for the three and six months ended June 30, 2018, and the consolidated statement of cash flows for the six months ended June 30, 2018 are presented on a Going-Concern Basis. For a discussion of significant accounting polices applicable to the going concern financial statements, see the Company’s 2018 Annual Report on Form 10-K.

Post Plan of Liquidation

As a result of the approval of the Plan of Liquidation by the Company’s stockholders, the Company has adopted the Liquidation Basis of Accounting as of December 18, 2018 and for the subsequent periods in accordance with U.S. GAAP. The consolidated statements of net assets, presented as of June 30, 2019 and December 31, 2018, and the consolidated statement of changes in net assets, presented for the three and six months ended June 30, 2019, are presented using the Liquidation Basis of Accounting.

The consolidated statements of net assets presents the estimated amount of net assets that the Company expects to be available for distribution at the end of its Plan of Liquidation. Accordingly, as of June 30, 2019 and December 31, 2018 the Company’s net assets are presented at estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company expects to collect on disposal of assets as it carries out the Plan of Liquidation. The liquidation value of the Company’s assets is presented on an undiscounted basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

The consolidated statement of changes in net assets reflects changes in net assets in liquidation for the three and six months ended June 30, 2019, as further described below.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3 – EQUITY

The Company commenced an offering of Class A Shares and shares of Class T common stock, $.001 par value per share (“Class T Shares”) on February 17, 2015 (the “Offering”) and, effective February 2, 2017, the Company reallocated certain of the remaining shares offered in the Offering to offer shares of Class T-3 common stock, $.001 par value per share (“Class T-3 Shares”). The Company ceased accepting subscription agreements dated after December 31, 2017 and terminated the Offering on January 3, 2018. Excluding the distribution reinvestment plan (as amended, the “DRP”), the Company issued 1,401,711 Class A Shares, 390,230 Class T Shares and 255,666 Class T-3 Shares generating gross proceeds of approximately $50 million from the Offering. On January 23, 2019, all of the Company’s outstanding Class T Shares and Class T-3 Shares automatically converted to Class A Shares. As of June 30, 2019, the Company had 2,183,727 Class A Shares outstanding.

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

Distributions reinvested through the DRP were $326,748 and $648,680 for the three and six months ended June 30, 2018, respectively.

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

Repurchases through the SRP were $354,715 and $359,861 during the three and six months ended June 30, 2018, respectively.

NOTE 4 – NET ASSETS IN LIQUIDATION

Net assets in liquidation decreased by $28,488,825 during the six months ended June 30, 2019 to $16,481,968. The changes were due to the Initial Liquidating Distribution of $9,900,000, the Second Liquidating Distribution of $18,758,219 and a $169,394 reduction in estimated costs to be incurred during liquidation. Net assets in liquidation includes projections of costs and expenses to be incurred during the period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates, and they could change materially based on changes in the underlying assumptions of the projected cash flows. The amount of net cash proceeds available for distribution, pursuant to the Plan of Liquidation, depends on a variety of factors, including, but not limited to, the amount required to pay both existing liabilities and obligations as well as any contingent liabilities and the cost of operating the Company

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

through the date of its final dissolution. The net assets in liquidation value is based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive in the Plan of Liquidation.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

Amortization pertaining to acquired in place lease value is summarized below:

	Three Months Ended June 30,	Six Months Ended June 30,
Amortization recorded as amortization expense:	2018	2018
Acquired in place lease value	$21,259	$137,329

NOTE 6 – MORTGAGES PAYABLE, NET

As of June 30, 2019 and December 31, 2018, the Company had the following mortgages payable:

			June 30, 2019		December 31, 2018
Type of Debt	Maturity Date	Interest Rate per Annum	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Mortgages Payable:
The Retreat at Market Square	September 30, 2023 (1)	3.64%	$—		$27,450,000
Verandas at Mitylene	August 1, 2027	3.88%	21,930,000		21,930,000
Total debt			$21,930,000	3.88%	$49,380,000	3.75%

(1)	The mortgage was paid in full in connection with the sale of the property on March 29, 2019.

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt was $21,930,000 and $49,380,000 as of June 30, 2019 and December 31, 2018, respectively, and its estimated fair value was $21,930,000 and $49,380,000 as of June 30, 2019 and December 31, 2018, respectively.

The mortgage loan requires compliance with certain covenants such as debt service ratios, investment restrictions and distribution limitations.  As of June 30, 2019, the Company is in compliance with all financial covenants related to its mortgage loan.

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

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Distributions paid	$652,414	$1,283,323
Distributions declared	$644,988	$1,281,901

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss for the six months ended June 30, 2018, 640 shares were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

At June 30, 2019, there were no unvested restricted shares. Upon the approval of the Plan of Liquidation by the Company’s stockholders on December 18, 2018, all 1,791 outstanding restricted shares held by the Company’s non-employee directors vested immediately and the unamortized balance was expensed. Prior to the transition to Liquidation Basis of Accounting, the grant-date value of the restricted shares was amortized over the vesting period representing the requisite service period.  Compensation expense associated with the director restricted shares is included in general and administrative expenses in the accompanying consolidated financial statements. Compensation expense under the RSP was 6,018 for the six months ended June 30, 2018.

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment, multi-family real estate, as defined by U.S. GAAP for the three and six months ended June 30, 2019 and 2018.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2019 and 2018. The Sponsor and its affiliates will not require repayment of acquisition related costs (fee), certain offering costs, mortgage financing fee and Sponsor non-interest bearing advances until subsequent to 12 months from the issuance of this report or upon liquidation if earlier.

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,	Amount Unpaid as of
		Liquidation Basis	Going Concern Basis	Liquidation Basis	Going Concern Basis
		2019	2018	2019	2018	June 30, 2019	December 31, 2018
General and administrative reimbursements	(a)	$56,463	$89,839	$158,489	$256,665	$71,432	$97,041

Acquisition related costs	(b)	$—	$—	$—	$—	$686,250	$686,250
Offering costs	(c)	$—	$—	$—	$20,151	$1,011,419	$1,011,419
Reimbursement of offering costs	(d)	$—	$—	$—	$3,976	$432,228	$432,228
Business management fee	(e)	$55,121	$158,563	$156,069	$316,978	$1,121,595	$965,526
Mortgage financing fee	(f)	$—	$—	$—	$—	$114,375	$114,375
Sponsor non-interest bearing advances	(g)	$—	$—	$—	$—	$1,950,000	$1,950,000

Property management fee		$37,604	$100,449	$117,371	$204,896	$—	$—
Property operating expenses		166,974	219,769	311,344	439,217	12,142	—
Total property operating expenses	(h)	$204,578	$320,218	$428,715	$644,113	$12,142	$—

(a)

The Business Manager and its affiliates are entitled to reimbursement for certain general and administrative expenses incurred relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated statements of net assets as of June 30, 2019 and December 31, 2018.

(b)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager or its affiliates an acquisition fee equal to 1.5% of the “contract purchase price,” as defined in that agreement, of each property and real estate-related asset acquired.  The Business Management Agreement was amended to, among other things, delete the obligation to pay acquisition fees, real estate sales commissions and mortgage financing fees payable to the Business Manager by the Company with respect to transactions occurring on or after August 8, 2016. The Business Manager and its affiliates continue to be reimbursed for acquisition related costs of the Business Manager and its affiliates relating to the Company’s acquisition of properties and real estate assets, regardless of whether the Company acquires the properties or real estate assets, subject to the limits provided in the amended agreement.  There were no related party acquisition costs incurred during the three and six months ended June 30, 2019 and 2018. Acquisition fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the accompanying consolidated statements of net assets as of June 30, 2019 and December 31, 2018. The Business Manager will not require the repayment of $686,250 until at least one-year after the filing date of this report or upon liquidation, if earlier.

(c)

The Company reimbursed the Sponsor and its affiliates for costs and other expenses of the Offering.  Offering costs are offset against the stockholders’ equity accounts. As of June 30, 2019 and December 31, 2018, unpaid amounts are included in due to related parties in the consolidated statements of net assets. An affiliate of the Business Manager also received selling commissions equal to 6.0% of the sale price for each Class A Share sold,  2.0% of the sale price for each Class T Share sold and 3.0% of the sale price for each Class T-3 Share sold and a dealer manager fee equal to 2.75% of the sale price for each Class A and Class T Share sold and 2.5% of the sale price for each Class T-3 Share sold, the majority of which was re-allowed (paid) to

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

third party soliciting dealers. The Company did not pay selling commissions or the dealer manager fee in connection with shares issued through the DRP and paid no or reduced selling commissions and dealer manager fees in connection with certain special sales. Prior to November 1, 2018, the Company paid a distribution and stockholder servicing fee equal to 1.0% per annum of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) for each Class T Share and Class T-3 Share sold in the Offering.  The fee was not paid at the time of the purchase. The Company accounted for the total fee as a charge to equity at the time each Class T Share or Class T-3 Share was sold in the Offering and recorded a corresponding payable in due to related parties. The distribution and stockholder servicing fee was payable monthly in arrears as it became contractually due. At June 30, 2019 and December 31, 2018, there were no unpaid distribution and stockholder servicing fees. The Sponsor will not require the repayment of the unpaid offering costs equal to $1,011,419 until at least one-year after the filing date of this report or upon liquidation, if earlier.

(d)

Organization and offering expenses, excluding selling commissions and dealer manager fees (“other organization and offering expenses”), could not exceed 2.0% of the gross Offering proceeds (the “maximum expense cap”). To the extent that other organization and offering expenses exceeded the maximum expense cap, the excess expenses were required to be paid by the Business Manager with no recourse to the Company. Other organization and offering expenses exceeded the maximum expense cap. Total offering costs were $10,972,727, of which $7,070,590 were other organization and offering expenses subject to the maximum expense cap.  These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses. Total proceeds raised in the Offering were $50,140,908, resulting in cap excess of $6,067,772.  The Business Manager reimbursed the Company an estimated amount of $6,500,000 during the year ended December 31, 2017.  This amount includes an overpayment of $432,228 which is included in due to related parties in the accompanying consolidated statements of net assets at June 30, 2019 and December 31, 2018.

(e)

The Company pays the Business Manager an annual business management fee equal to 0.6% of its “average invested assets,” payable quarterly in an amount equal to 0.15% of the Company’s average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities or consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts as of June 30, 2019 and December 31, 2018 are included in due to related parties in the consolidated statements of net assets.

(f)

Prior to August 8, 2016 under the Business Management Agreement, the Company was required to pay the Business Manager, or its affiliates, a mortgage financing fee equal to 0.25% of the amount available or borrowed under the financing or the assumed debt if the Business Manager or its affiliates provided services in connection with the origination or refinancing of any debt that the Company obtained and used to finance properties or other assets, or that was assumed, directly or indirectly, in connection with the acquisition of properties or other assets.  Pursuant to the amended Business Management Agreement, mortgage financing fees were eliminated with respect to transactions occurring on or after August 8, 2016.  Mortgage financing fees earned prior to August 8, 2016, which have been previously accrued for and are owed to the Business Manager, are expected to be paid in the future and are included in due to related parties in the consolidated statements of net assets as of June 30, 2019 and December 31, 2018. The Business Manager will not require the repayment of $114,375 until at least one-year after the filing date of this report or upon liquidation, if earlier.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(g)

This amount represents non-interest bearing advances made by the Sponsor which the Company intends to repay.  Unpaid amounts are included in due to related parties in the accompanying consolidated statements of net assets as of June 30, 2019 and December 31, 2018. The Sponsor will not require the repayment of $1,950,000 until at least one-year after the filing date of this report, or upon liquidation, if earlier.

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

•

The sale of our last remaining real estate property, “The Verandas at Mitylene,” has been delayed, which has resulted in the Plan of Liquidation taking longer than anticipated. There is no assurance when the sale of the property will be consummated, if at all.

•

Because our portfolio only consists of one property, our fixed operating expenses constitute a greater percentage of our gross income and, as a result, may make it more difficult to generate sufficient income to provide for a full return of invested capital to stockholders;

•

If the sale of the last remaining real estate property does not close, we will be forced to start the sale process again which will delay the time period for completing our liquidation.  In that instance, there is no assurance as to the price or when we would be able to sell the property and hence the amount or timing of any additional liquidating distributions we pay to our stockholders;

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

The following discussion and analysis relates to the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

Pursuant to the plan, we expected to, among other things:

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

To date, we have sold two of our three real estate assets and are under contract to sell the third asset subject to conditions contained in the agreement. This process has taken longer than anticipated but we expect presently to complete the sale by August 20, 2019.  We have paid two liquidating distributions to our stockholders during the liquidation process as described further below and expect to pay the final liquidating distribution after we sell our remaining real estate property, pay all of our known liabilities and provide for unknown or contingent liabilities.

However, we can give no assurance regarding the timing of the sale of our remaining real estate property in connection with the implementation of the Plan of Liquidation. If we cannot sell our remaining real estate property and pay our debts within twenty-four months from December 18, 2018, we intend to transfer and assign our remaining assets and liabilities to a liquidating trust and distribute beneficial interests in the liquidating trust to our stockholders equivalent to each stockholder’s ownership interests in the Company at that time.

In light of the Plan of Liquidation, our board of directors ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of October 2018. On January 23, 2019, all of our outstanding Class T Shares and Class T-3 Shares automatically converted to Class A Shares. On January 25, 2019, we paid an initial liquidating distribution of $4.53 per Class A Share to our stockholders of record as of the close of business on January 25, 2019 (the “Initial Liquidating Distribution”). On April 11, 2019, we paid a second liquidating distribution of $8.59 per Class A Share to our stockholders of record as of the close of business on April 2, 2019 (the “Second Liquidating Distribution”). The Initial

Liquidating Distribution was funded from the net proceeds of the sale of “The Commons at Town Center,” and the Second Liquidating Distribution was funded from the net proceeds of the sale of “The Retreat at Market Square.”

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

The Verandas at Mitylene – contract for sale – On December 21, 2018, we entered into a contract to sell to an unaffiliated third party “The Verandas at Mitylene,” located in Montgomery, Alabama, for a sale price of approximately $40.5 million minus closing costs, commissions, and certain prorations and adjustments. The agreement was subsequently amended on January 23, 2019, February 19, 2019, June 7, 2019, June 25, 2019 and July 26, 2019. The agreement was previously subject to the existing lender’s approval of the buyer’s assumption of the mortgage loan encumbering the property, and the loan assumption approval date was extended several times, the last of which was extended to August 13, 2019. On July 26, 2019, the parties entered into a fifth amendment to, among other things, remove approval of the buyer’s assumption of the mortgage loan from being a condition precedent to closing. Pursuant to the fifth amendment, we are obligated to repay in full the mortgage debt of approximately $21.9 million that encumbers the property at closing, if any, and the buyer is obligated to pay us an amount equal to the prepayment premium due as a result of the prepayment of the loan, any costs and fees (other than principal and interest) charged by the lender in relation to the prepayment of the loan, and any costs charged by the lender in relation to the loan assumption approval process including termination of the loan assumption approval process. According to the fifth amendment, the closing date is August 20, 2019 and cannot be further extended. Sale of the property is subject to conditions contained in the agreement, and there is no assurance that the sale of the property will be consummated.

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

We intend to use our cash on hand, proceeds from the sale of our remaining real estate property and cash flow generated by our remaining real estate property to fund our liquidity needs until the asset is sold and we liquidate. Cash generated by our remaining real estate property is primarily dependent upon the occupancy level of the property, the rental rates on our leases, the collectability of rent and how well we manage our expenditures. As of June 30, 2019, the property was 97.6% leased and, as noted above, is under contract to be sold. We anticipate completing the sale of this property during the third quarter of 2019. However, we can give no assurance that the sale of our remaining property will be consummated.  If the sale does not close, we will be forced to start the sale process again which will delay the time period for completing our liquidation.  Further, in that instance, there is no assurance as to the price or when we would be able to sell the property and hence the amount or timing of any additional liquidating distributions we pay to our stockholders. We believe that potential net proceeds from the sale of our remaining real estate property, cash flow generated by the property prior to sale and cash on hand will be sufficient to meet our liquidity needs during our liquidation. Following the completion of the sale or transfer of all of our assets in accordance with the Plan of Liquidation, we will pay or provide for our liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders, wind up our operations and dissolve. On March 29, 2019, we completed the sale of “The Retreat at Market Square.” At the closing, we received net proceeds of approximately $18.8 million representing the sale price of $47.0 million, net of closing costs, commissions, and certain prorations and adjustments, and the full repayment of approximately $27.5 million in mortgage debt that encumbered the property.

As of June 30, 2019, our total debt outstanding of $21.9 million consisted of one mortgage loan which bore interest at 3.88% per annum.

On April 11, 2019, we paid the Second Liquidating Distribution in an aggregate amount of $18.8 million. The Second Liquidating Distribution was funded from the net proceeds of the sale of “The Retreat at Market Square.”

The DRP and SRP were terminated on September 17, 2018 in contemplation of the Plan of Liquidation, which was still pending at that time.

Cash Flows for the Six Months Ended June 30, 2018

Operating activities

Cash provided by operating activities was $1,467,121 for the six months ended June 30, 2018 primarily from cash generated from property operations.

Investing activities

Cash used in investing activities of $121,088 for the six months ended June 30, 2018 related to improvements at certain properties.

Financing activities

Cash used in financing activities was $4,356,606 for the six months ended June 30, 2018. During the six months ended June 30, 2018, we paid off our note payable in an aggregate amount of $3,500,000 and generated $137,871 of net offering proceeds from the sale of our shares. During the six months ended June 30, 2018, we paid $634,616 in distributions and repurchased $359,861 of shares in 2018.

Distributions

A summary of the cash distributions declared and paid, and cash flows provided by operations for the six months ended June 30, 2018:

Six Months Ended June 30,
2018

Total cash distributions declared	$1,281,901

Total cash distributions paid	$1,283,323
Cash distributions paid	634,616
Distributions reinvested via DRP	648,707

Cash flows provided by operations	$1,467,121
Net offering proceeds	$137,871

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

Changes in Net Assets in Liquidation for the Three Months and Six Months Ended June 30, 2019

Net assets in liquidation decreased by $28,488,825 during six months ended June 30, 2019 to $16,481,968. The changes were due to the Initial Liquidating Distribution of $9,900,000, the Second Liquidating Distribution of $18,758,219 and a $169,394 reduction in estimated costs to be incurred during liquidation. Net assets in liquidation includes projections of costs and expenses to be incurred during the period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates, and they could change materially based on changes in the underlying assumptions of the projected cash flows. The amount of net cash proceeds available for distribution pursuant to the Plan of Liquidation depends on a variety of factors, including, but not limited to, the amount required to pay both existing liabilities and obligations as well as any contingent liabilities and the cost of operating the Company through the date of its final dissolution. The net assets in liquidation value is based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive in the Plan of Liquidation.

Critical Accounting Policies

Disclosures discussing all significant accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019, under the heading “Critical Accounting Policies”. There have been no changes to our critical accounting policies during the six months ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We paid the Initial Liquidating Distribution of $4.53 per Class A Share in January 2019 and the Second Liquidating Distribution of $8.59 per Class A Share in April 2019. We anticipate paying an additional liquidating distribution or distributions in the future, but we cannot determine at this time when we will be able to pay, or the amount of, any further liquidating distributions. The ultimate amount that we will distribute to stockholders in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our final property, the actual fees and expenses incurred in connection with the sale of this property, the actual expenses incurred in the administration of our last property prior to disposition, the actual general and administrative expenses of the Company, our ability to continue to meet the requirements necessary to retain our status as a REIT throughout the period of the liquidation process, our ability to avoid entity-level U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales price of our remaining property is less than we expect, distributions to stockholders will be reduced.

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

Issuer Purchases of Equity Securities

None.

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

3.1

Articles of Amendment and Restatement of Inland Residential Properties Trust, Inc., dated February 17, 2015 (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 18, 2015 (file number 333-199129))

3.2

Articles of Amendment of Inland Residential Properties Trust, Inc., dated March 12, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2015 (file number 333-199129))

3.3

Articles of Amendment of Inland Residential Properties Trust, Inc., dated May 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2015 (file number 333-199129))

3.4

Articles Supplementary of Inland Residential Properties Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2017 (file number 333-199129))

3.5

Certificate of Correction of Inland Residential Properties Trust, Inc., dated December 15, 2015 (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 6 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2015 (file number 333-199129))

3.6

Bylaws of Inland Residential Properties Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 3, 2014 (file number 333-199129))

10.1

Third Amendment to Purchase and Sale Agreement between IRESI Montgomery Mitylene, L.L.C. and B & M Development Company, L.L.C., dated June 7, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2019 (file number 000-55765))

10.2

Fourth Amendment to Purchase and Sale Agreement between IRESI Montgomery Mitylene, L.L.C. and B & M Development Company, L.L.C., dated June 25, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 28, 2019 (file number 000-55765))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the Securities and Exchange Commission on August 6, 2019 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Net Assets; (ii) Consolidated Statement of Changes in Net Assets; (iii) Consolidated Statement of Operations; (iv) Consolidated Statement of Equity; (v) Consolidated Statement of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RESIDENTIAL PROPERTIES TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	August 6, 2019

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	August 6, 2019